Form 10-Q
period 1996-06-30
ZEON CORP
filed 1996-09-10
CIK 796513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[[root]] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996

Commission File Number 33-6859-D

                                ZEON CORPORATION
             (Exact name of registrant as specified in its charter)


           Colorado                                        84-0827610
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                    1500 Cherry Street, Louisville, CO 80027
              (Address of principal executive offices) (Zip Code)

                                 (303) 666-9400
              (Registrant's telephone number including area code)

                            Data Display Corporation
         (Former name, former address and former fiscal year if changed since last reported)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

         Number of shares of Common Stock Outstanding at June 30, 1996.

     Common Stock, No Par Value                                 350,205
              (Class)                                     (Number of Shares)

           Transitional Small Business Disclosure Format (check one):
                                [ ]Yes   [X] No

                                ZEON CORPORATION

                                      INDEX

                                                                           Page

Part I - Financial Information

Balance Sheets June 30, 1996 and December 31, 1995 ........................  3

Statements of Operations - Three Months Ended June 30,
         1996 and 1995 ....................................................  5

Statements of Operations - Six Months Ended
         June 30, 1996 and 1995

Statements of Cash Flows - Six Months Ended
         June 30, 1996 and 1995 ...........................................  7

Notes to Financial Statements .............................................  8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 11

Part II - Other Information ............................................... 14

Signature Page ............................................................ 15

                                ZEON CORPORATION
                                 BALANCE SHEETS


                                                      June 30,      December 31,
                                                          1996            1995
                                                        ---------       --------
                                                       (unaudited)
CURRENT ASSETS
Cash .............................................       $129,524       $126,229
Trade Receivables, Net of Allowance
     for Doubtful Accounts .......................        243,216        178,263
Inventories ......................................        175,870        179,482
Prepaid Expenses and Other .......................         47,460         64,949
                                                         --------       --------

         TOTAL CURRENT ASSETS ....................        596,070        548,923


Property and Equipment (net of
         accumulated depreciation and
         amortization) ...........................         91,754        110,185
Other ............................................         59,996         54,391
                                                         --------       --------

         TOTAL NON-CURRENT ASSETS ................        151,750        164,576


         TOTAL ASSETS ............................       $747,820       $713,499
                                                         ========       ========

                                ZEON CORPORATION

                                                      June 30,    December 31,
                                                         1996         1995
                                                       ---------    ---------
                                                      (unaudited)

CURRENT LIABILITIES
Accounts Payable ...................................   $ 170,989    $  90,564
Accrued Expenses ...................................      58,585       81,132
                                                       ---------    ---------
         TOTAL CURRENT LIABILITIES .................     229,574      171,696


Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 350,250 June 30, 1996
and December 31, 1995 ..............................      35,020       35,020

Capital in Excess of Stated Value ..................     939,338      939,338
Deficit ............................................    (456,112)    (432,555)
                                                       ---------    ---------
                                                         518,246      541,803

TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ......................   $ 747,820    $ 713,499
                                                       =========    =========

                                ZEON CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months     Three Months
                                     Ended            Ended
                                    June 30,         June 30,
                                   ---------        ---------
Net Sales ......................   $ 577,925        $ 596,544
Cost of Sales ..................     348,008          371,733
                                   ---------        ---------

Gross Profit ...................     229,917          224,811
Operating Expenses:
         Selling ...............      79,568           67,525
         General ...............      95,939           92,543
     Research & Development ....      29,117           25,911
                                   ---------        ---------
                                     204,624          185,979
                                   ---------        ---------

Income (Loss) From Operations ..      25,293           38,832

Other Charges (Credits):
         Interest Expense ......           2            2,281
         Interest Income .......        (357)            (883)
         Gain on Sale of Data
            Display Div. assets           -0-         (45,000)
         Other (Income) Expenses      (5,839)         (14,080)
                                      (6,194)         (57,682)
                                    ---------       ---------


Net Income (Loss) ..............   $  31,487        $  96,514
                                   =========        =========
Earning per share:
  Net Income (Loss) ............   $     .09        $     .27
                                   =========        =========
Weighted Average Common
  Shares Outstanding ...........     350,205          353,119

                                ZEON CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Six Months Ended     Six Months Ended
                                  June 30, 1996       June 30, 1995
                                   -----------         -----------
Net Sales ......................   $ 1,075,898         $ 1,247,088
Cost of Sales ..................       689,997             775,176
                                   -----------         -----------

Gross Profit ...................       385,901             471,912

Operating Expenses:
         Selling ...............       182,602             148,890
     General ...................       177,758             177,801
         Research & Development         62,062              46,691
                                   -----------         -----------
                                       422,422             373,382
                                   -----------         -----------

Income (Loss) From Operations ..       (36,521)             98,530

Other Charges (Credits):
         Interest Expense ......           105               4,114
         Interest Income .......        (1,330)             (1,408)
         Gain on sale of Data
           Display Div. assets .             0             (45,000)
         Other (Income) Expenses       (11,738)            (26,967)
                                   -----------         -----------
                                       (12,963)            (69,261)

Net Income (Loss) ..............   $   (23,558)        $   167,791
                                   ===========         ===========

Earning per share:
  Net Income (Loss) ............   $      (.07)        $       .47
                                   ===========         ===========

Weighted Average Common
  Shares Outstanding ...........       350,205             353,119

                                ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                          Six Months Ended  Six Months Ended
                                            June 30, 1996    June 30, 1995
                                             -----------      -----------
Cash Flows From Operating Activities:
    Net Income (Loss) .....................   $ (23,558)        $ 167,791
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization ...........      24,906            29,319
    Provisions for Losses on
       Accounts Receivable ................       1,500             2,275
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble ..     (66,453)         (115,126)
    Decrease (Increase) in Inventory ......       3,612            35,914
    Decrease (Increase) in Prepaid Assets .      11,885           (35,132)
    Increase (Decrease) in Accts Payable ..      80,425           (83,846)
    Increase (Decrease) in Accrued Expenses     (22,547)           30,568
                                              ---------         ---------
   Total Adjustments: .....................      33,328          (136,028)

Net Cash Provided By (Used In) Operating
 Activities: ..............................       9,770            31,763

Cash Flows From Investing Activities:
    Purchase of Capital Assets ............      (6,475)           (6,488)
    Proceeds from sale of Fixed Assets ....           0                 0
                                              ---------         ---------

Net Cash Provided By (Used In) Investing
 Activities: ..............................      (6,475)           (6,488)
                                              ---------         ---------

Cash Flows From Financing Activities:
    Net (Payments) Borrowings under
          Short-term Note Payable .........         -0-               -0-
    Net Increase (Decrease) of
          Long-term Debt ..................         -0-           (36,247)

Net Cash Provided By (Used In) Financing
 Activities: ..............................         -0-           (36,247)

Net Increase (Decrease) In Cash: ..........       3,295           (10,972)

Cash At Beginning Of Period: ..............     126,229           143,745
                                              ---------         ---------

Cash At End Of Period: ....................   $ 129,524         $ 132,773
                                              =========         =========

                                ZEON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of significant accounting policies:

         Inventories:
         Inventories are valued at the lower of cost or market. Cost is determined at standard, which approximates first-in, first-out.

         Property, Equipment and Depreciation:
         Property and equipment are stated at cost. For financial reporting purposes, depreciation is calculated using the straight-line method over the related assets estimated useful lives, which approximate five years. For income tax reporting purposes, depreciation is calculated using accelerated methods.

         Revenue Recognition:
         Sales are recorded in the periods that product is shipped.

         Taxes on Income:
         The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, the Company's policy is to provide deferred income taxes on differences between the financial reporting and tax basis of assets and liabilities.

         Earnings (Loss) Per Share:
         Effective June 30, 1995 the shareholders of the Company approved a reverse split of one share for every 100 shares of common stock outstanding. As a result, earnings (loss) per share amounts have been restated for all periods presented to reflect the reverse stock split.

         Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 350,205 and 353,119 during each of the respective periods ended June 30, 1996 and December 31, 1995.

         Reclassifications:
         Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.       Inventories:
         Inventories consist of the following:
                                      (Unaudited)
                                        June 30,             December 31,
                                          1996                   1995
                                       --------                 -------
                  Finished Goods       $ 30,173                $ 47,154
              Work-in-process            21,158                   9,800
                  Raw Materials         124,539                 122,528
                                       --------                 -------
                                       $175,870                $179,482
                                       ========                ========

                                ZEON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.       Notes payable and long-term debt:

         The  Company  has  a  line-of-credit   commitment  from  its  bank  for
         borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At June 30, 1996 and December 31, 1995, no amount was outstanding under the line of credit agreement.

4.       Commitments and related party transactions:

         In December 1992, the Company entered into an operating lease to consolidate its primary manufacturing and office facilities. The property is leased through January 2003 from an entity in which T. Bryan Alu, President and Chief Executive Officer of the Company, is a partner. The lease contains an option to renew for two additional five-year periods and requires monthly payments of approximately $6,700. The Company is also responsible for maintenance and operating costs.

         The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,400 through December 31, 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 31, 2000 at an initial monthly rent rate of approximately $8,400.

         Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of June 30, 1996, no shares had been issued under this plan.

                                ZEON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         Effective June 21,1995 at the annual shareholders' meeting, the Company's shareholders approved a stock option incentive plan proposed by the Board of Directors. Stock options may be granted to any employee or director of the Company at the discretion of the Board of Directors. As of June 30, 1996, no stock options had been granted.

5.       Taxes on income and available carryforwards:

         At December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately $308,000 and investment credit and research and development credits of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2005, and the investment credit and research and development credits expire in varying amounts from 1996 through 2000.

6.       Supplemental:

         During 1995, the Company sold certain assets (formerly referred to as the "Display Division") of the Company having a net book value of approximately $28,000 in exchange for cash proceeds of $37,000 and a note receivable of $35,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Financial Condition:

The liquidity of ZEON Corporation declined slightly with a current ratio of 2.6 to 1 at June 30, 1996 from 3.4 to 1 at December 31, 1995. The decline in liquidity was due mainly to loss from operations and increased receivables from late quarter strong sales. Current capital equipment requirements are deemed insignificant and internal funding and available bank resources are considered adequate to meet those needs.

During the 1995 second quarter, the Company sold all of the assets of the Data Display Division to Colorado Time Systems, Inc., a Colorado corporation. The Division and its assets were sold for a total purchase price equal to $45,000 plus the cost of inventory (approximately $10,000) existing at the closing on May 15, 1995. Cash of $20,000 and a promissory note payable to the Company for $35,000 were received. The promissory note bears interest at an annual rate of nine percent (9%) and will be payable in equal monthly installments over twenty-four (24) months.

Results of Operations:

Results of operations for the three months ending June 30, 1996 and 1995

                                   THREE MONTHS ENDED JUNE 30,

                                            1996       1995
                                          --------   --------
Sales: ................................   $577,925   $596,544
Gross Profit: .........................    229,917    224,811
Income (Loss): ........................     31,487     96,514


Second quarter sales for 1995 included $27,723 in Data Display Division sales. This Division was sold in May 1995. Neon sales of $577,925 increased by $9,104 over 1995 Neon sales of $568,821. Second quarter sales for 1996 improved significantly (16%) over prior 1996 first quarter. This was partially achieved by increased production capacity through replacement of neon glass tubebenders who had left the Company. As a percentage of Neon sales, the Company's gross profit improved over 1995's second quarter by approximately 3 points. Most of this improvement was from stronger price performance and favorable product mix.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):


Quarterly selling expenses increased $12,000 or 18% over 1995. Approximately half of the rise was attributed to increased commissions and half related to promotional and convention expenses.

General expenses increased by 4 percent over last year's second quarter due to increased salaries. The overall increase was partially offset by reducing the other general and administrative expenses.

Research and Development costs increased by approximately $3,000 mainly with purchase of prototype materials. Additional costs were incurred associated with the ZEON RT lightbox product introduction earlier this year.

Other income was approximately $7,000 lower than 1995 second quarter as income from Display customer repair business was absent. In addition, the Company had also realized during 1995's second quarter a $45,000 gain from the sale of Data Display Division assets to Colorado Time Systems, Inc.

Results of operations for the six months ending June 30, 1996 and 1995

                                          SIX MONTHS ENDED JUNE 30,

                                                1995           1995
                                         -----------    -----------
Sales ................................   $ 1,075,898    $ 1,247,088
Gross Profit .........................       385,901        471,912
Income (Loss) ........................       (23,558)       167,791

The Company's year-to-date Neon sales showed 8% decrease over prior 1995's first half. In first half of 1995, Neon showed $1,167,000 in Neon sales with remainder in Display sales. Although 1996 second quarter sales showed an improvement over prior year, first quarter shipments performance fell short of 1995's first quarter. First quarter of 1996 experienced production capacity limitations with the departure of three neon glass tubebenders. This labor shortage was corrected in early second quarter by filling the vacant neon glass tubebender positions. Gross profit percent for Neon sales fell from 1995 first half's 36.8% to 1996's 35.9%. This .9 point decline was primarily unfavorable product mix and key customer transition to slightly less profitable product line.

Selling expense increased 22% over last year. For the 1996's first half, overall promotional and convention expenses and commission expenses increased from 1995's level.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

General and administrative expenses remained flat from 1995's first half. Increased salaries were offset by a reduction in the other general and administrative expenses.

Research and Development expenses were up by $16,000 over the first six months of the year. Increased programs, introduction of ZEON reflective product and more prototype requests (from potential customers) resulted in increased staffing and prototype materials. After introduction of ZEON RT lightbox product line, personnel costs were reduced.

Other income decreased from $12,963 to prior year's $24,261. The drop was primarily the absence of Display repair income. The Company also realized a $45,000 gain from the sale of Data Display Division assets to Colorado Time Systems, Inc. in the second quarter of 1995.

                           PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

        The Company will have its annual shareholders' meeting on August 23, 1996.

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Part A.           None

         Part B. No reports on Form 8-K have been filed for the quarter ended June 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:       August 21, 1996                          /s/ T. Bryan Alu
       -------------------------                    -------------------
                                                    T. Bryan Alu
                                                    President



                                                     /s/ R. G. Routt
                                                     ------------------
                                                     R. G. Routt
                                                     Corporate Controller