Form 10QSB
period 1996-09-30
ZEON CORP
filed 1996-11-15
CIK 796513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
Exchange Act of 1934
     For the quarterly period ended September 30, 1996

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

Number of shares of Common Stock Outstanding at September 30, 1996.

          Common Stock, No Par Value          350,205
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
 [ ]Yes       [X] No

                                ZEON CORPORATION



                                     INDEX



                                                            Page

Part I - Financial Information

Balance Sheets September 30, 1996 and December 31, 1995            3

Statements of Operations - Three Months Ended September 30,
     1996 and 1995                                                 5

Statements of Operations - Nine Months Ended
     September 30, 1996 and 1995                                   6

Statements of Cash Flows - Nine Months Ended
     September 30, 1996 and 1995                                   7

Notes to Financial Statements                                      8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          11

Part II - Other Information                                       14

Signature Page                                                    15

                                ZEON CORPORATION
                                 BALANCE SHEETS


                                    September 30, 1996      December 31, 1995
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 155,903           $ 126,229
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  207,690             178,263
Inventories                                 178,790             179,482
Prepaid Expenses and Other                   30,261              64,949

     TOTAL CURRENT ASSETS                   572,644             548,923


Property and Equipment (net of
     accumulated depreciation and
     amortization)                           83,327             110,185
Other                                        57,626              54,391

     TOTAL NON-CURRENT ASSETS               140,953             164,576


     TOTAL ASSETS                         $ 713,597           $ 713,499

                              ZEON CORPORATION
                           BALANCE SHEETS (Continued)

                                   September 30, 1996       December 31, 1995
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $  148,636            $  90,564
Accrued Expenses                             32,699               81,132

     TOTAL LIABILITIES                      181,335              171,696

Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 350,205 September 30, 1996
and December 31, 1995                        35,020               35,020

Capital in Excess of Stated Value           939,338              939,338
Deficit                                    (442,096)            (432,555)
                                            532,262              541,803

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $  713,597            $ 713,499

                                ZEON CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                         Three Months Ended    Three Months Ended
                         September 30, 1996    September 30, 1995

Net Sales                      $ 552,618          $ 517,326
Cost of Sales                    353,620            349,141

Gross Profit                     198,998            168,185
Operating Expenses:
     Selling                      80,974             68,000
     General                      86,182             89,400
     Research & Development       25,937             24,829
                                 193,093            182,229

Income (Loss) From Operations      5,905            (14,044)

Other Charges (Credits):
     Interest Expense                                 2,797
     Interest Income              (3,885)            (1,391)
     Other (Income) Expenses      (4,227)            (5,635)
                                  (8,112)            (4,229)


Net Income (Loss)              $  14,017          $  (9,815)

Earning per share:
  Net Income (Loss)             $    .04            $  (.03)

Weighted Average Common
  Shares Outstanding             350,205            353,119

                             ZEON CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                          Nine Months Ended    Nine Months Ended
                          September 30, 1996   September 30, 1995

Net Sales                     $1,628,516          $1,764,414
Cost of Sales                  1,043,617           1,124,317

Gross Profit                     584,899             640,097

Operating Expenses:
     Selling                     263,576             216,890
     General                     263,940             267,201
     Research & Development       87,999              71,520
                                 615,515             555,611

Income (Loss) From Operations    (30,616)             84,486

Other Charges (Credits):
     Interest Expense                105               6,911
     Interest Income              (5,215)             (2,799)
     Gain on sale of Data
       Display Div. assets             0             (45,000)
     Other (Income) Expenses     (15,965)            (32,602)
                                 (21,075)            (73,490)

Net Income (Loss)              $  (9,541)           $157,976

Earning per share:
  Net Income (Loss)              $ (.03)            $   .45

Weighted Average Common
  Shares Outstanding             350,205             353,119

                                ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      Nine Months Ended  Nine Months Ended
                                      September 30,1996  September 30,1995
Cash Flows From Operating Activities:
    Net Income (Loss)                      $  (9,541)         $ 157,976
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization               37,359             43,846
    Provisions for Losses on
       Accounts Receivable                     2,750              3,025
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble     (32,177)           (16,229)
    Decrease (Increase) in Inventory             692               (556)
    Decrease (Increase) in Prepaid Assets     31,451            (31,079)
    Increase (Decrease) in Accts Payable      32,312            (66,091)
    Increase (Decrease) in Accrued Expenses  (22,672)            24,306
  Total Adjustments:                          49,715            (42,778)

Net Cash Provided By (Used In) Operating
 Activities:                                  40,174            115,198

Cash Flows From Investing Activities:
    Purchase of Capital Assets               (10,500)           (13,228)


Net Cash Provided By (Used In) Investing
 Activities:                                 (10,500)           (13,228)

Cash Flows From Financing Activities:
      Net Increase (Decrease) of
      Long-term Debt                               0           (114,080)

Net Cash Provided By (Used In) Financing
 Activities:                                       0           (114,080)

Net Increase (Decrease) In Cash:              29,674            (12,110)
Cash At Beginning Of Period:                 126,229            143,745

Cash At End Of Period:                     $ 155,903          $ 131,635

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

     Earnings (Loss) Per Share:
     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 350,205 and 353,119 during each of the periods ended September 30, 1996 and December 31, 1995.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:
     Inventories consist of the following:
                                             (Unaudited)
                                           September 30   December 31,
                                                1996          1995
          Finished Goods                     $ 36,078      $ 47,154
          Work-in-process                      12,508         9,800
          Raw Materials                       130,204       122,528
                                             $178,790      $179,482

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions on borrowings and dividend payments. At September 30, 1996 and December 31, 1995, no amount was outstanding under the line-of-credit agreement.

4.   Commitments and related party transactions:

     In December 1992, the Company entered into an operating lease to consolidate its primary manufacturing and office facilities. The property is leased through January 2003 from an entity of which T. Bryan Alu, President and Chief Executive Officer of the Company, is a partner. The lease contains an option to renew for two additional five-year periods and requires monthly payments of approximately $6,700 with the Company also responsible for maintenance and operating costs.

     The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,700 through December 31, 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 31, 2000 at an initial monthly rent rate of approximately $8,400.

     Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of September 30, 1996, no shares had been issued under this plan.

     Effective June 21,1994 at the annual shareholders' meeting, the Company's shareholders approved a stock option incentive plan proposed by the Board of Directors. Stock options may be granted to any employee or director of the Company at the discretion of the Board of Directors. As of September 30, 1996, no stock options had been granted.

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)



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

6.   Supplement:

     During 1995, the Company sold certain assets (formerly referred to as the "Display Division") of the Company having a net book value of approximately $28,000 in exchange for cash proceeds of $37,000 and a note receivable of $35,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Financial Condition:

The liquidity of Zeon Corporation remained stable with a current ratio of
3.2 to 1 at September 30, 1996 and December 31, 1995. The current assets and liabilities remained approximately the same as last year. Cash position improved at September 30 with solid collection efforts and debt free status realized in 1995 was held throughout 1996. Trade receivables did increase with the third quarter sales increase, but their collection is proceeding in normal fashion. Current capital equipment requirements are deemed insignificant and internal funding and available bank resources are considered adequate to meet those needs.

During the 1995 second quarter, the Company sold all of the assets of the Data Display Division to Colorado Time Systems, a Colorado corporation.
The Division and its assets were purchased for a total purchase price equal to $45,000 plus the cost of inventory (approximately $10,000) existing at the closing on May 15, 1995. Cash of $20,000 and a promissory note payable to the Company for $35,000 were received. The promissory note bears interest at an annual rate of nine percent (9%) and will be payable in equal monthly installments over twenty-four (24) months.


Results of Operations:

Results of operations for the three months ending September 30, 1996 and
1995

                        THREE MONTHS ENDED SEPTEMBER 30,

                                      1996           1995
          Sales:                   $552,618       $517,326
          Gross Profit:             198,998        168,185
          Income (Loss):             14,017         (9,815)


Third quarter sales increased by $35,000 over 1995. The 1995 third quarter was the first quarter without Data Display division sales due to Data Display Division having been sold in the second quarter of 1995. Gross profit for 1996's third quarter improved by 4 points over 1995's 32%. Third quarter 1995 gross profit was slightly depressed from price concessions given on a few large orders whereas this current quarter showed more evenly distributed sales among a broader customer base.

The Company had an operating income of $14,000 due to the increased volume and margin and the absence of interest costs resulting from payoff of debt in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):


Quarterly selling expenses increased $13,000 or 19% over 1995. The majority of the increase resulted from commissions paid to third parties.

General expenses decreased by 3.7 percent over last year's third quarter. Lower depreciation expense and reduction in other general and administrative expenses accounted for the decrease.

Research and Development costs increased by approximately $1,000 as product and prototype supplies slightly increased.

Other income was approximately $4,000 higher than 1995 third quarter with the absence of interest costs (Debt was paid off in 1995.) and additional interest income from excess funds invested.


Results of operations for the nine months ending September 30, 1996 and
1995

                    NINE MONTHS ENDED SEPTEMBER 30,

                                     1996           1995
          Sales                  $1,628,516    $1,764,414
          Gross Profit              584,899       640,097
          Income (Loss)              (9,541)      157,976

The Company's year-to-date sales showed 8% decrease over prior 1995's first three quarters. With Data Display being sold in the 1995 second quarter, Neon's performance decreased slightly by 3% from 1995's year-to-date neon sales of $1,684,000 to 1996's $1,629,000. Although third and second quarters of 1996 showed improvement over 1995, first quarter shipment performance fell short of 1995's first quarter. First quarter of 1996 experienced production capacity limitations with the departure of three neon glass tubebenders.
This labor shortage was corrected in early second quarter by filling the vacant neon glass tubebender positions. Neon sales gross profit percent rose slightly from 1995's 35.5% to 1996's 35.9%.

Selling expense increased 22% over last year. For the 1996's first nine months, overall advertising and convention expenses and commission expenses
increased from 1995's level.   Third party commissions also were incurred on
significant 1996 sales.

For the first nine months of 1996, general and administrative expenses fell by $3,000. Lower depreciation expense and reduction in other general and administrative expenses in the third quarter accounted for the decrease.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Research and Development expenses were up by $16,000 over the first nine months of the year. Increased programs, introduction of ZEON reflective product and more prototype requests (from potential customers) resulted in increased staffing and prototype materials. After introduction of ZEON reflective product line, personnel costs were reduced. Third quarter R&D expenses were merely $1,000 over 1995 third quarter expenses.

Other income for 1995's first nine months was $11,000 excluding the $45,000 gain from the sale of Data Display Division's assets and $17,000 of Data Display Division repair income. Other income for 1996 increased to $21,000 with increased interest income and absence of 1995 interest expense.

                          PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

     The Company had its annual shareholders' meeting on August 23, 1996. The following sets forth the matters acted upon at such meeting and the voting results with respect to each matter:

                                        For       Against   Abstain
          1.) Election of Directors
                    T. Bryan Alu     246,426                  175
                    Alan M. Bloom    246,446                  175
                    Jay R. Beyer     246,446                  175


Item 5.  Other information

     T. Bryan Alu, President and principal shareholder of the registrant, acquired 6,139 of Company common stock in October 1996 in a private transaction with a related party. Following such acquisition, Mr. Alu's beneficial ownership percentage of the registrant has increased from 48.4% to 50.2% of the registrant's total outstanding stock.


Item 6.  Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     November 14, 1996               /s/ T. Bryan Alu
                                        T. Bryan Alu
                                        President



                                          /s/ R.G. Routt
                                        R. G. Routt
                                        Corporate Controller