Form 10KSB
period 1996-12-31
ZEON CORP
filed 1997-03-27
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended               December 31, 1996
Commission file Number 33-6859-D

                             ZEON Corporation
          (Exact name of registrant as specified in its charter)

         Colorado                                84-0827610
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

 1500 Cherry Street, Louisville, Colorado         80027
   (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (303) 666-9400 Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None. Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year ended
December 31, 1996 were $2,152,700.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on March 20, 1997) was approximately $875,500.

As of March 20, 1997, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 350,205.

Transitional Small Business Disclosure Format:

                              [] Yes  [X] No

                    Documents Incorporated By Reference
                                   None.

                                  PART I
Item 1.  Business

Introduction:  ZEON Corporation (formerly Data Display
Corporation) was incorporated under the laws of the State of Colorado on September 19, 1980.

The Company operates in a single industry segment: sign manufacturing.

The Company is engaged entirely in the manufacture and sale of neon and fluorescent backlit illuminated signs and related products. In May 1995, the Company sold its Electronic Display Division to Colorado Time System, Inc., a Colorado Company in the electronic display business. The Company recognized an one time gain on the sale of this Division's assets of approximately $44,000 in 1995.

The Company entered into the neon glass tubebending business in July 1988 by acquiring the assets of a local neon business. The Company converted this business from a wholesale operation (primarily forming neon tubes for local sign companies) to a volume production shop, manufacturing finished neon window and interior signs for national accounts. The Company operates its neon business as Neon Glassworks Division.

In May 1995, the Electronic Display Division was sold to Colorado Time System, Inc., a Colorado Company in the display business. The Electronic Display Division was the Company's original business. This division designs, manufactures, and markets software-based, micro-processor controlled programmable electronic signs and communication display systems. Approximately 4 percent of the Company's sales in 1995 were generated by this division.

At the June 1994 stockholders' meeting, a 1-for-100 reverse stock split was approved. The reverse stock split changed the outstanding stock shares from 35,334,711 to 353,384.

As of December 31, 1996, the Company had 24 full-time employees.

The following sets forth sales revenue, by division, from unaffiliated customers:

                         1996        1995          1994
Neon Signs            $2,152,700  $2,156,400    $1,604,300
Display Communication
Systems                     -0-       80,000       188,300
TOTAL SALES            2,152,700   2,236,400     1,792,600

Manufacturing. The Company manufactures all of its neon window signs at its facilities in Louisville, Colorado.

The neon signs are composed of phosphor-coated hollow glass tubes that are heated to a molten state and formed into letters or designs. The formed tubes are then filled with neon or argon gas to achieve the desired colors. The glass is then mounted onto a thermal-formed plastic backpanel and illuminated by a high-voltage transformer that is attached to the back of the sign. The materials and components are all readily available from multiple sources.

Markets. The Neon Glassworks Division markets primarily to the national chain/franchise market for point-of-purchase products and logo signs.
The custom signs are used by our customers as product/service promotion and customer name/brand recognition. Neon Glassworks also markets "generic" signs, such as OPEN signs, in various markets.

Distribution. The neon products are marketed by the Company's in-house staff through direct contact and presence at selected trade
shows.   Dealers are being used as a distribution channel for the
Zeon  Neo-grid  product line, described below under "Developments".

Competition. The industry in which the Company competes is highly fragmented, very competitive and primarily characterized in all market segments with small, privately-held companies, of a comparable size and financial strength as ZEON Corporation. The competition is primarily based on product quality, service and price.

Developments.
The Company has been broadening its product line of illuminated
signs to address new markets.  The Zeon  Neo-grid   introduced in
1994 is a changeable neon sign that is marketed through a national network of instant sign shop dealers. The Zeon Neo-grid lets the user use different message faces to be placed in front of and backlit by the grid. A compliment to the Zeon Neo-grid was developed in 1995, using fluorescent tubes instead of neon tubes.
A unique process of combining the fluorescent tubes with specular reflectors enables this new illuminated sign to successfully emulate the brightness of neon while offering the cost advantages and visual flexibility of a traditional lightbox. A patent on this new illuminated sign has been applied for. The commercial introduction of this new product began in the first quarter of 1996. The fluorescent illuminated signs contributed $95,000 or 4% of total 1996 revenue.

Development continued in 1996 on the redesign of the Company's neon signs to meet or exceed UL requirements. While the overall industry uses "UL listed" components, ZEON Corporation offers complete UL signs in 95% of its product offerings. The Company spent $122,200 and $103,600 for 1996 and 1995 respectively for research and product design development.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no material costs associated with warranty claims.

Item 2. Properties.
Effective December 1992, the Company leased 17,100 square feet, located at 1500 Cherry Street in Louisville, Colorado for its combined manufacturing and office operations at a monthly rental of approximately $8,400. The lease runs through January 1, 2003. The facility is leased from a partnership in which T.Bryan Alu, President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner. The Company feels that office/manufacturing space in Louisville, Colorado is adequate for its current operations.

Effective March 1992, the Company leased approximately 17,000 square feet as a production facility in Boulder, Colorado at a monthly rate of approximately $5,700 from an unrelated party. The original term of this lease expired in February 1996, with the option for five one year renewals. Lease options have been exercised. The Company vacated this facility in December 1992, moved to its present Louisville facility and subleased the entire space for a monthly rate of $9,200. The sublease expires on December 31, 2000. A real estate commission for the long-term sublease amounted to $52,000 that was partially financed by a note held by the real estate company and paid off in 1996.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 1996.

                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of the Company is traded in the over-the-counter market. SEC regulations regulate the solicitation procedures for "penny stocks" and have severely curtailed the trading and liquidity of ZEON Corporation shares. In addition, the National Association of Security Dealers increased the requirements for a NASDAQ listing which would require ZEON Corporation to roughly quadruple in size before qualifying. During 1996, the Company had as many as five market makers, each quoting different bid and ask prices. The following over-the-counter bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Due to the lack of trading activity in ZEON Corporation stock, the quotes listed below may not reflect accurate market values. The following table sets forth the high and low bid prices for the periods indicated based on a sampling of quotes from various market makers:

                                                   High        Low
Fourth quarter ended December 31, 1996           $3.50       $1.00
Third quarter ended September 30, 1996            3.00        1.00
Second quarter ended June 30, 1996                3.00        1.00
First quarter ended March 31, 1996                3.00        1.00
Fourth quarter ended December 31, 1995             .NA         .NA
Third quarter ended September 30, 1995             .88         .25
Second quarter ended June 30, 1995                 .69         .22
First quarter ended March 31, 1995                 .68         .19
         NA= not available

On March 20, 1997, the closing price of common stock of the Company was a low of $1.00 and high of $4.00. (The above quotes prior to reverse stock split were restated to reflect 1-for-100 reverse stock split effected on June 21, 1994.)

At March 20, 1997, there are approximately 500 recordholders of the Company stock.


Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition.
The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 3.3 to 1 at December 31, 1996, compared to a 3.2 to 1 at December 31, 1995.

Net cash surplus for 1996 was $ 7,500. Operations provided $21,000 with cash required by operating assets offset by cash generated by normal business operations adjusted for non-cash depreciation expense. Capital expenditures for 1996 were $ 13,900. Capital expenditures for 1997 are anticipated to be approximately $25,000 for facility improvements, production equipment and tooling. The Company believes that during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit and the Company's $100,000 bank line of credit commitment will be sufficient for its short-term capital and operating needs.

Results of Operations:

Results of Operations 1996 Compared to 1995.

                               Divisional Summary 1996
                             Neon         Display           TOTAL
Sales                    $2,152,700      $    NA       $2,152,700
Gross Profit Margin              35%          NA               35%
Net (Loss)                   (5,500)          NA           (5,500)

                               Divisional Summary 1995
                            Neon         Display         TOTAL
Sales                    $2,156,400      $ 80,000      $2,236,400
Gross Profit Margin              35%           53%             36%
Net Income                   37,800        79,600         117,400

Neon Division's 1996 sales remained flat as compared to 1995. The Data Display Division was sold in May 1995, thus the Data Display Division shows only a partial 1995 year. Neon's 1996 sales performance exceeded 1995 for each quarter with the exception of the first quarter. First quarter of 1996 experienced production capacity limitations with the departure of three neon glass tubebenders. This labor shortage was corrected in early second quarter by filling the vacant neon glass tubebender positions. Neon's gross profit margin remained at 35%.

Operating Expenses increased from 1995's $739,000 to 1996's $797,000 or 8%. General & Administrative (G&A) expenses rose by $23,500 from 1995's $324,800 to 1996's $348,300. The 1995 general and administrative expenses included $17,000 of Data Display Division customer service repair income, therefore restating 1995 G&A without this income would be $341,800 or $6,500 increase. The $6,500 increase came primarily from increased rent and bad debt expenses.

Selling Expenses increased by $15,500. This resulted from increased third party commissions which were partially offset by decreased convention and advertising expenses.

Research and Development Expense increased by $18,600 due to increased staffing requirements, additional design equipment depreciation and supplies.

Recent Accounting Pronouncements

None.

Income taxes and Net Operating Loss Carryforwards

As of December 31, 1996, the Company has net operating loss carryforwards of $345,000 and tax credit carryforwards of approximately $45,000 expiring in varying amounts from 2003 through 2011. A valuation allowance equal to the net deferred tax asset recognized was recorded as Management is unable to determine if it is more likely than not that the deferred tax asset will be realized. See Note 4 to the financial statements.

ITEM 7. Financial Statements.

See the Financial Statements of ZEON Corporation included herein and referenced on the Index to Financial Statements set forth in
Item 13 of this form 10-KSB.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                 PART III

Item 9. Directors and Executive Officers; Compliance With Section
16(a) of the Exchange Act.

Name                Age  Position (Director Since)
T. Bryan Alu         46  President, CEO and Chairman of the Board
                         (1980)

Alan M. Bloom        46  Executive VP, VP of Marketing,
                         Secretary/Treasurer and Director (1980)

Ruel G. Routt        47  Corporate Controller

Jay R. Beyer         35  Director (1996)

T. Bryan Alu has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in 1980. He is responsible for the general management of the Company, as well as devoting time to handling sales and marketing, as related to specific key accounts.
In 1980, prior to co-founding ZEON Corporation (formerly Data Display Corporation), Mr. Alu was employed by Lewis Lektronix, Inc., a manufacturer of electronic signage, as Executive Vice President. He was responsible for sales and marketing of the Company's products nationally. In 1979, Mr. Alu was founder and President of Diode Technology, Inc., a printed circuit board assembly operation and electronic sign dealer, which was sold to Lewis Lektronix, Inc. From 1977 to 1979, Mr. Alu was employed at Leggett & Platt, Inc., a Fortune 500 diversified manufacturing corporation. While employed at Leggett & Platt, Inc., Mr. Alu was promoted three times. His first position was as Marketing Coordinator for two company divisions, with collective sales exceeding 20 million dollars. He was promoted to the corporate headquarters as Manager of Marketing Development and Planning, where he handled special assignments directed by the company's president and chief officer. Mr. Alu was finally promoted to the company's group level, as Diversified Group Coordinator.

Alan M. Bloom has been Vice President of Marketing, Executive Vice President and a Director on the Board since the Company's organization in 1980. Mr. Bloom has been Secretary of the Company since February 28, 1985 and Treasurer since April 22, 1986. Prior to co-founding the Company, Mr. Bloom was employed by Lewis Lektronix, Inc., a manufacturer of electronic signage, as Director of Marketing. Prior to this position in 1979, he was Sales Manager for Diode Technology, Inc., and Manager of their electronic sign sales division.

Ruel G.(Jerry) Routt joined ZEON Corporation in December 1992. Prior to joining the Company, Mr. Routt held various financial management positions with Honeywell, Inc., Square D Company and Fibrotek, Inc. He served as the divisional controller with Square D Company and the corporate controller with Fibrotek, Inc. Mr. Routt is also a certified public accountant having worked with Coopers and Lybrand. Mr. Routt is responsible for the financial and administrative controls and providing financial counsel to the Company and its management.

Mr. Jay R. Beyer is an independent patent agent in Boulder, Colorado practicing in the areas of patent preparation and prosecution in the mechanical, electrical and software fields of technology. From 1992 to 1994, he operated a company he founded which introduced and marketed a patented portable trade show showcase of his own invention. From 1988 to 1992 he established and operated a distributorship in southern California which designed, sold and installed primarily jewelry store showcases manufactured by Berg Showcase Manufacturing, Inc. of Longmont, Colorado. From 1984 to 1988, he held a variety of positions with ZEON Corporation (formerly Data Display) ranging from Purchasing Manager to VP of Operations where he supervised the engineering, purchasing and manufacturing of electronic signs. While at ZEON Corporation, his duties also included special assignments such as facilities planning, supervision of construction of new facilities and investigating potential business acquisitions.

Since the Company Stock is not registered under section 12 of the Exchange Act, the Company is not subject to section 16a. of such Exchange Act.




ITEM 10. Executive Compensation

The following table sets forth a summary of all compensation for each of the last three calendar years with respect to the Company's Chief Executive Officer. All such compensation was in the form of cash. No other officer of the Company has earned an annual compensation greater than $100,000 annually for any of the periods depicted. The Company has no long term compensation plans.

                        Summary Compensation Table
Name and Principal Position       Year      Salary    Bonus
T. Bryan Alu,                     1996     $93,800    $ -0-
  President, C.E.O.               1995      82,600      -0-
                                  1994      80,100      -0-

On April 29, 1995, the board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholder's meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-statutory stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. As of the date of filing this 10-KSB, no options have yet been granted under the Plan.

Effective July, 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 1996, no shares have been issued under this plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and
Management.

The following tables set forth certain information as of March 20, 1997, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5 percent of its outstanding common stock, by each director and executive officer and by the directors and executive officers of the Company as a group. Unless otherwise indicated, all shareholders have sole voting and investment power with respect to the shares beneficially owned.

                         No. of Shares
                          Beneficially       Percentage
Name and Address             Owned            Of Class
T. Bryan Alu                175,669 (1)           50.2%
737 8th Street
Boulder, CO  80302

Alan M. Bloom                21,808 (2)            6.2%
6028 Flagstaff Road
Boulder, CO  80302

All Directors and           197,477               56.4%
Executive Officers
as a Group (2)

(1) The amounts and percentages of shares held by T. Bryan Alu excludes 500 shares held by Dana and Tom Kennedy, his sister and brother-in-law, as separate property over which T. Bryan Alu exercises no control and has no beneficial ownership.

(2) The amounts and percentages of shares held by Alan M. Bloom excludes 399 shares held by Hildred Bloom, his mother, and 80 shares held by Andrew Bloom, his brother, as separate property over which Alan M. Bloom exercises no control and has no beneficial ownership.

Item 12. Certain Relationships and Related Transactions.

Effective December 1992, the Company signed a 10 year lease with renewal options for approximately 17,100 square feet located at 1500 Cherry Street, Louisville, Colorado. The lease commenced on December 15, 1992 and ends January 1, 2003. The annual rent is $101,000 plus maintenance and operating costs. This building is owned by a partnership in which T.Bryan Alu, the President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner. The annual rent was confirmed as reasonable by an independent appraisal.

Item 13. Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) (1) or (2) Index to Financial Statements

     The financial statements included in this Item are indexed on page F-1, "Index to Financial Statements".

(a) (3) [Numbered in accordance with Item 601 of Regulation S-B]

(3) Articles of incorporation and by-laws (Incorporated by reference to Exhibit 3.1 and 3.2 to Form S-18 Registration which became effective September 10, 1986: file #33-6859-D).


 - Amendments to articles of incorporation (Incorporated by reference to Exhibit A to June 30, 1988 form 10-Q).

 - Amendments to articles of incorporation (Incorporated by reference to Exhibit A to December 31, 1994 form 10-KSB).

(99) Stock Option Plan (Incorporated by reference to Exhibit B to
December 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended
December 31, 1996.

(c) Financial data schedule 27.

                                Signatures



In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  ZEON CORPORATION

BY:  /s/ T. Bryan Alu
    T. Bryan Alu
    Chairman of the Board, Director, Chief Executive Officer and
    President

DATE:    March 31, 1997



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY:   /s/ T. Bryan Alu
     T. Bryan Alu
     Chairman of the Board, Director, Chief Executive Officer and
     President

DATE:    March 31, 1997




BY:    /s/ Alan M. Bloom
     Alan M. Bloom
     Treasurer and Director

DATE:    March 31, 1997





BY:    /s/ Ruel G. Routt
     Ruel G. Routt
     Corporate Controller

DATE:    March 31, 1997

          Report of Independent Certified Public Accountants   F-2

          Balance Sheet as of December 31, 1996          F-3 - F-4

          Statements of Operations for the years
             ended December 31, 1996 and 1995                  F-5

          Statements of Shareholders' Equity for the years ended
             December 31, 1996 and 1995                        F-6

          Statements of Cash Flows for the years ended
             December 31, 1996 and 1995                        F-7

          Summary of Accounting Policies                 F-8 - F-9

          Notes to Financial Statements                 F-10 - F-13

             Report of Independent Certified Public Accountants



    To the Shareholders and Board of Directors
    ZEON Corporation
    Louisville, Colorado

 We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                       BDO SEIDMAN, LLP



    Denver, Colorado
    February 20, 1997

    December 31, 1996

Assets

Current:
 Cash and cash equivalents                             $133,778
 Trade receivables, less allowance of $5,700
  for possible losses                                   234,113
 Inventories (Note 1)                                   200,285
 Prepaid expenses and other                              38,505


Total current assets                                    606,681


Property and equipment:
 Machinery and equipment                                299,753
 Leasehold improvements                                  59,279
 Vehicles                                                18,300
 Furniture and fixtures                                  10,258


                                                        387,590

 Less accumulated depreciation and amortization         311,950


Net property and equipment                               75,640


Other assets                                             41,766


                                                     $  724,087

See accompanying summary of accounting policies and notes to financial statements.

December 31, 1996

Liabilities and Shareholders' Equity
Current:
 Accounts payable                                      $116,450
 Accrued expenses:
  Payroll and payroll taxes                              28,700
  Other                                                  31,093
 Customer deposits                                       11,553


Total current liabilities                               187,796


Commitments (Note 2)

Shareholders' equity:
 Common stock, no par ($.10 stated value);
  shares authorized, 100,000,000;
  outstanding, 350,205 (Note 3)                          35,020
 Additional paid-in capital                             939,338
 Accumulated deficit                                   (438,067)


Total shareholders' equity                              536,291



                                                     $  724,087

See accompanying summary of accounting policies and notes to financial statements.


Years Ended December 31,                         1996      1995

Net sales                                  $2,152,713  $2,236,414

Cost of sales                               1,390,410   1,439,882


Gross profit on sales                         762,303     796,532


Operating expenses:
 General and administrative                   348,296     324,792
 Selling                                      326,019     310,501
 Research and development                     122,238     103,600


Total operating expenses                      796,553     738,893


Income (loss) from operations                 (34,250)     57,639


Other income (expenses):
 Interest, net                                  6,628      (6,170)
 Gain on sale of assets                             -      44,076
 Miscellaneous                                 22,110      21,886


Total other income (expenses)                  28,738      59,792


Net income (loss)                          $   (5,512)   $117,431


Net income (loss) per share of
 common stock                              $    (.02)   $   .33

See accompanying summary of accounting policies and notes to financial statements.

                                              Common Stock
                                   ---------------------------------
Years Ended December 31, 1996 and 1995      Shares       Amount
Balance, January 1, 1995                   $353,384   $  35,338

 Acquisition of stock                         (3,179)      (318)

 Net income                                       -           -

Balance, December 31, 1995                    350,205     35,020

 Net loss                                          -           -

Balance, December 31, 1996                    350,205   $  35,020

                                  Additional                    Total
                                   Paid-In     Accumulated  Shareholders'
                                   Capital        Deficit       Equity
                                 ------------  ------------  -------------
Balance, January 1, 1995          $941,722       $  (549,986)  $427,074

  Acquisition of stock              (2,384)            -         (2,702)

   Net income                          -             117,431    117,431

Balance, December 31, 1995          939,338         (432,555)   541,803

  Net loss                              -             (5,512)    (5,512)

Balance, December 31, 1996          $939,338      $ (438,067)  $536,291

See accompanying summary of accounting policies and notes to financial statements.


Increase (Decrease) in Cash and Cash Equivalents
Years Ended December 31,                          1996     1995

Operating activities:
 Net income (loss)                            $(5,512)   $117,431
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                48,429     52,124
   Provisions for losses on trade receivables    3,500    (16,923)
   Gain on sale of assets                            -    (44,076)
   Change in operating assets and liabilities:
    Trade receivables                          (59,350)     56,667
    Inventories                                (20,804)    (11,162)
    Prepaid expenses and other                  24,584       2,570
    Accounts payable                            25,886     (39,299)
    Accrued expenses                             4,593     (17,278)
    Customer deposits                             (291)    (26,515)


Net cash provided by operating activities       21,035      73,539


Investing activities:
 Proceeds from note receivable                   14,486      11,167
 Purchase of property and equipment             (13,884)    (16,664)
 Proceeds from sale of assets                        -       36,885


Net cash provided by investing activities            602     31,388


Financing activities:
 Principal payments on short-term debt            (14,088) (119,741)
 Purchase of common stock                            -       (2,702)


Net cash used in financing activities              (14,088) (122,443)


Net increase (decrease) in cash and cash equivalents 7,549   (17,516)

Cash and cash equivalents, beginning of year       126,229    143,745


Cash and cash equivalents, end of year           $ 133,778 $  126,229

See accompanying summary of accounting policies and notes to financial statements.

Organization. ZEON Corporation (the "Company") is engaged in the business of developing, manufacturing and marketing neon signs to customers located throughout the United States and Europe. For the year ended December 31, 1996, the
Company's foreign sales comprised less than 10% of total
Company net sales.  Effective July 5, 1995, the Company's
Articles of Incorporation were amended changing the name of the corporation to ZEON Corporation from Data Display
Corporation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments and Credit Risk Concentration. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, temporary cash investments and trade receivables. The Company invests temporary cash in demand deposits and interest bearing money market accounts with quality financial institutions. Such deposit accounts, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

Inventories. Inventories are valued at the lower of cost or market. Cost is determined at standard, which approximates first-in, first-out.

Property,Equipment and Depreciation. Property and equipment are stated at cost. For financial reporting purposes, depreciation is calculated using the straight-line method over the related assets' estimated useful lives, which approximate five years. For income tax reporting purposes, depreciation is calculated using accelerated methods.

Revenue Recognition. Sales are recorded in the periods that products are shipped.

Taxes on Income. The Company follows the provisions of Statement of Financial Accounting Standards No. 109 - Accounting For Income
Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes on differences between the financial reporting and tax basis of assets and liabilities.

Cash and Cash Equivalents. The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. For the years ended
December 31, 1996 and 1995, cash paid for interest approximated interest expense.

Income (Loss) Per Share. Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 350,205 and 353,119 during the years ended December 31, 1996 and 1995.

All references in the financial statements with regards to share and per share amounts, have been calculated giving effect in all periods presented to the 1-for-100 reverse stock split which was effected in June 1995. In connection with the 1-for-100 reverse stock split, the stated value of the common stock was changed to $.10 from $.001 per share.

1.     Inventories.  Inventories are summarized as follows:

December 31,                                        1996

Finished goods                                  $ 50,723
Work in process                                   14,318
Raw materials                                    135,244


                                                $200,285

2.        Commitments and Related Party Transactions.

The Company has a line-of-credit loan commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate, to be paid monthly. The loan commitment, if exercised, would be collateralized by trade receivables, inventories, property and equipment and intangibles and the Company would be subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments.
No amounts were borrowed under this loan commitment during the year ended December 31, 1996.

The Company leases its primary manufacturing and office facilities through January 2003 from an entity in which T.
Bryan Alu, President and Chief Executive Officer of the
Company, is a partner. The lease requires monthly payments of approximately $8,400 and contains an option to renew for two additional five year periods. The Company is responsible for maintenance and operating costs.

The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,700 through December 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 2000 at an initial monthly rate of approximately
$9,200, increasing at 5% per year.

Rent expense for operating leases, less related sublease income, was as follows:

Years Ended December 31,               1996         1995

Related party lease              $   85,900     $ 80,700
Unrelated party lease                68,100       65,400
Less sublease rentals              (105,100)    (100,600)


                                 $  48,900     $ 45,500

3.     Stock Option and Award Plans

Stock Option Plan

The Company has a Stock Option Plan (the "Plan"), expiring June 21, 2004, reserving for issuance 35,000 shares of the Company's common stock. The Plan provides for grants to either employees or non-employee directors, at the discretion of a committee of the Board of Directors, incentive or nonstatutory stock options to purchase common stock of the Company at a price not less than fair market value on the date of grant. Any options granted under the Plan must be exercised within ten years of the date they were granted. As of December 31, 1996, there were no options outstanding under the Plan.

Directors' Compensation Plan

The Company has a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of December 31, 1996 no shares have been issued under this plan.

4.     Taxes on Income and Available Carryforwards.

For the years ended December 31, the provision (benefit) for deferred income taxes consisted of the following:

                                         1996        1995

Federal                             $ (1,000)     $41,000
State                                       -       5,000


                                       (1,000)     46,000
Increase (decrease) in
 valuation allowance                    1,000     (46,000)


                                     $    -       $ -

At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately
$345,000 and tax credit carryforwards of approximately
$45,000. The net operating losses expire in varying amounts from 2003 through 2011, and the investment credit and research and development credits expire in varying amounts from 1996 through 2000.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                    1996         1995

Income taxes (benefit)
 computed at the federal
 statutory rate                     $(2,000)    $40,000

Change in valuation allowance         1,000     (46,000)

Other                                 1,000        6,000


Taxes on income                     $    -       $    -

The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                       1996         1995

Tax operating loss
 carryforwards                  $   129,000     $115,000
Tax credit carryforwards             45,000       45,000
Other                                12,000       25,000


                                    186,000      185,000
Valuation allowance                (186,000)    (185,000)


                                 $     -        $    -



As of December 31, 1996 and 1995, a valuation allowance equal to the net deferred tax asset has been recorded, as management is unable to determine that it is not more likely than not that the deferred tax asset will be realized.

5.        Supplemental Disclosure of Cash Flow Information

During 1995, the Company sold certain assets (formerly referred to as the "Display Division") of the Company having a net book value of approximately $28,000 in exchange for cash proceeds of $37,000 and a note receivable of $35,000.