Form 10QSB
period 1997-03-31
ZEON CORP
filed 1997-05-15
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]    Quarterly Report Under Section 13 or 15(d)of the Securities
                        Exchange Act of 1934
               For the quarterly period ended March 31, 1997

                      Commission File Number 33-6859-D

                                ZEON Corporation
         (Exact name of registrant as specified in its charter)


        Colorado                                 84-0827610
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)


 1500 Cherry Street           Louisville, CO      80027
(Address of principal executive offices)      (Zip Code)

        (303) 666-9400
(Registrant's telephone number including area code)


(Former name, former address and former fiscal year if changed since last reported)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at May 1, 1997

          Common Stock, No Par Value          349,205
                    (Class)               (Number of Shares)

Transitional  Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                                ZEON Corporation



                                     INDEX



                                                            Page

Part I - Financial Information

Balance Sheet March 31, 1997 and December 31, 1996            3

Statement of Operations - Three Months Ended
          March 31, 1997 and 1996                             5

Statements of Cash Flows - Three Months Ended
          March 31, 1997 and 1996                             6

Notes to Financial Statements                                 7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     10


Part II - Other Information                                  12

Signature Page                                               13


                                ZEON Corporation
                                 BALANCE SHEETS

                                        March 31, 1997 December 31, 1996
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 111,692      $ 133,778
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  284,089        234,113
Inventories                                 217,206        200,285
Prepaid Expenses and Other                   35,530         38,505

     TOTAL CURRENT ASSETS                   648,517        606,681


Property and Equipment (net of
     accumulated depreciation and
     amortization)                           73,145        75,640
Other                                        39,771        41,766

     TOTAL NON-CURRENT ASSETS               112,916       117,406


     TOTAL ASSETS                         $ 761,433    $  724,087




                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                        March 31, 1997 December 31, 1996
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $ 200,395      $116,450
Accrued Expenses                            20,784        71,346
     TOTAL CURRENT LIABILITIES             221,179       187,796

Long-Term Debt (net of current
     portion)                                  -0-          -0-

     TOTAL LIABILITIES                     221,179       187,796

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 349,205 March 31, 1997
and 350,205 December 31, 1996               34,920       35,020

Capital in Excess of Stated Value          938,426      939,338
Deficit                                   (433,092)    (438,067)
                                           540,254      536,291

TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY                 $ 761,433    $ 724,087


                                ZEON Corporation
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                           Three Months Ended  Three Months Ended
                            March 31, 1997       March 31, 1996
Net Sales                     $ 572,565          $ 497,973

Cost of Sales                   369,635            341,989

Gross Profit                    202,930            155,984

Operating Expenses:
     Selling                     83,259            103,034
     General                     91,436             81,819
     Research & Development      31,297             32,945


                                205,992            217,798

Income (Loss) From Operations    (3,062)           (61,814)


Other Income (Expenses):
     Interest Expense               -0-               (103)

     Interest Income                573                973
     Other Income (Expenses)      7,465              5,899
                                  8,038              6,769


Net Income (Loss)              $  4,976           $(55,045)




Earning per share:
  Net Income (Loss)             $  .014            $ (.157)


Weighted Average Common
  Shares Outstanding           349,205             350,205


                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   Three Months Ended Three Months Ended
                                     March 31, 1997     March 31, 1996
Cash Flows From Operating Activities:
   Net Income (Loss)                          $  4,975    $ (55,045)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided By (Used
   In) Operating Activities:
     Depreciation & Amortization                12,114       12,452
     Provisions for Losses on
       Accounts Receivable                       1,500          750
     Gain on Sale of Fixed Assets                  -0-          -0-
     Change in Operating Assets & Liabilities:
     Decrease (Increase) in Accts Receivable   (51,476)    (30,394)
     Decrease (Increase) in Inventory          (16,921)     10,819
     Decrease (Increase) in Prepaid Assets       4,970      16,902
     Increase (Decrease) in Accts Payable       83,945      65,761
     Increase (Decrease) in Accrued Expenses   (50,562)    (11,319)
TOTAL ADJUSTMENTS:                             (16,430)     64,971

Net Cash Provided By (Used In) Operating
  Activity:                                    (11,455)     9,926

Cash Flows From Investing Activities:
   Proceeds from Sale of Fixed Assets              -0-       -0-
   Purchase of Capital Assets                  ( 9,619)   (4,815)

Net Cash Provided by (Used In) Investing
  Activities:                                   (9,619)   (4,815)

Cash Flows From Financing Activities:
   Purchase of Common Stock                     (1,012)     -0-
   Net Increase (Decrease) of
     Long-term Debt                                -0-    (3,522)

Net Cash Provided By (Used In) Financing
  Activities:                                   (1,012)   (3,522)

Net Increase (Decrease) In Cash:               (22,086)    1,589

Cash At Beginning of Period:                   133,778   126,229

Cash At End of Period:                        $111,692 $ 127,818


                                ZEON Corporation
                         NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

     Inventories:
     Inventories are valued at the lower of cost or market. Cost is determined at standard, which approximates first-in, first-out.

     Property, Equipment and Depreciation:
     Property and equipment are stated at cost. For financial reporting purposes, depreciation is calculated using the straight-line method over the related assets estimated useful lives, which approximates five years.
     For income tax reporting purposes, depreciation is calculated using accelerated methods.

     Revenue Recognition:
     Sales are recorded in the periods that product is shipped.

     Taxes on Income:
     The Company follows the provisions of Statement of Financial Accounting Standards No.109 - Accounting for Income Taxes (SFAS No.109). Under SFAS No. 109 the Company's policy is to provide deferred income taxes related primarily to depreciation and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

     Earnings (Loss) Per Share:
     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,205 and 350,205 during each of the periods ended March 31, 1997 and December 31, 1996 respectively.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:

     Inventories consist of the following:
                                             March 31,  December 31,
                                                1997       1996
          Finished Goods                     $  48,038  $ 50,723
          Work-in-process                       17,898    14,318
          Raw Materials                        151,270   135,244
                                             $ 217,206  $200,285

ZEON Corporation
                             NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At March 31, 1997 and December 31, 1996, no amount was outstanding under line of credit agreements.


4.   Commitments and related party transactions:

     In December 1992, the Company entered into an operating lease to consolidate its primary manufacturing and office facilities. The property is leased through January 2003 from a partnership from which T. Bryan Alu, President and Chief Executive Officer of the Company, is a partner. The lease contains an option to renew for two additional five-year periods and requires monthly payments of approximately $8,400 with the Company also responsible for maintenance and operating costs.

     The Company has an operating lease agreement with an unrelated party for additional manufacturing facilities which requires monthly payments of approximately $5,700 through December 31, 2000 including renewal options. The Company entered into a sublease agreement for this space with an unrelated party through December 31, 2000 for an initial monthly rent of $9,200 and increasing at 5% per year.

     Effective July 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of March 31, 1997, no shares had been issued under this plan.

                           ZEON Corporation
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)






5.   Taxes on income and available carryforwards:

     At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $345,000 and investment credit and research and development credits of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2011, and the investment credit and research and development credits expire in varying amounts from 1996 through 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of
2.9 to 1 as of March 31, 1997, and 3.3 to 1 as of December 31, 1996. With the solid order and shipment flow, trade accounts receivable and inventory levels have increased. However, both receivables and inventory are current and their turnover experience are at same level as 1996.

Results of Operations:

Results of operations for the three months ending March 31, 1997 and 1996

                          THREE MONTHS ENDED MARCH 31,



                                1997                 1996

          Sales:              $572,565            $497,973
          Income (Loss):         4,976             (55,045)



Net income for the first quarter of 1997 was $4,976. The Company had a solid year end backlog and franchise orders had been growing. This resulted in a 15% increase in 1997's first quarter shipments over 1996' first quarter.

Gross profit margin, as a percentage of sales in the first quarter of 1997, was 35% as compared to 31% for 1996' first quarter. This 4 point increase was due to more favorable product mix and fixed factory costs spread over a larger volume.

Selling expenses decreased by 19% percent over first quarter 1996. The $19,775 decrease resulted from reduced salaries and advertising.
Convention expenses did, however, increase by $10,000 as sales effort in the franchise markets increased.

General and Administrative expenses increased by $9,600 over same period last year. The additional expenses were salaries, rent(more space) and property taxes.

Research and development decreased $1,600 with a reduction of payroll. The 1996's first quarter included increased payroll expenses related to the final design work on ZEON(RT) lightbox product line. These 1996 expenses were temporary and was reduced as ZEON(RT) lightbox product line was introduced.

Other income increased by approximately $1,200 as the annual 5% rent increase was given to tenants subleasing the company's previous manufacturing facility.

                    PART II-OTHER INFORMATION

Item 5.  Other information

April 18, 1997 has been set as the record date for Company's annual shareholders' meeting to be held on June 20, 1997.

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B.   No reports on Form 8-K have been filed for the
quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:        May 15, 1997                 /s/ T. Bryan Alu

                                             T. Bryan Alu
                                              President



                                          /s/  R.G. Routt

                                             R. G. Routt
                                        Corporate Controller