Form 10QSB
period 1997-06-30
ZEON CORP /CO/
filed 1997-08-15
CIK 796513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1997

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

Number of shares of Common Stock Outstanding at June 30, 1997.

          Common Stock, No Par Value          349,205
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
 [ ]Yes       [X] No

                                ZEON CORPORATION


                                     INDEX


                                                            Page

Part I - Financial Information

Balance Sheets June 30, 1997 and December 31, 1996            3

Statements of Operations - Three Months Ended June 30,
     1997 and 1996                                            5

Statements of Operations - Six Months Ended
     June 30, 1997 and 1996                                   6

Statements of Cash Flows - Six Months Ended
     June 30, 1997 and 1996                                   7

Notes to Financial Statements                                 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11

Part II - Other Information                                  14

Signature Page                                               15

                                ZEON CORPORATION
                                 BALANCE SHEETS

                                         June 30, 1997      December 31, 1996
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 133,239           $ 133,778
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  386,498             234,113
Inventories                                 235,392             200,285
Prepaid Expenses and Other                   17,096              32,505

     TOTAL CURRENT ASSETS                   772,225             606,681


Property and Equipment (net of
     accumulated depreciation and
     amortization)                           67,219              75,640
Other                                        37,775              41,766

     TOTAL NON-CURRENT ASSETS               104,994             117,406


     TOTAL ASSETS                         $ 877,219           $ 724,087


                              ZEON CORPORATION
                           BALANCE SHEETS (Continued)

                                         June 30, 1997      December 31, 1996
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                          $ 225,638            $ 116,450
Accrued Expenses                             53,296               71,346
     TOTAL CURRENT LIABILITIES              278,934              187,796


Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 349,205 June 30, 1997
and 350,205 December 31, 1996                34,005               35,020

Capital in Excess of Stated Value           939,340              939,338
Deficit                                    (375,060)            (438,067)
                                            598,285              538,291

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 $ 877,219            $ 724,087

                                 ZEON CORPORATION
                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                         Three Months Ended    Three Months Ended
                            June 30, 1997       June 30, 1996

Net Sales                      $ 681,081          $ 577,925
Cost of Sales                    438,959            348,008

Gross Profit                     242,122            229,917
Operating Expenses:
     Selling                      66,117             79,568
     General                      93,991             95,939
     Research & Development       30,063             29,117
                                 190,171            204,624

Income (Loss) From Operations     51,951             25,293

Other Charges (Credits):
     Interest Expense                  0                  2
     Interest Income                (775)              (357)
     Other (Income) Expenses      (6,630)           ( 5,839)
                                  (7,405)            (6,194)


Net Income (Loss)              $  59,356          $  31,487

Earning per share:
  Net Income (Loss)             $    .17            $   .09

Weighted Average Common
  Shares Outstanding             349,538            350,205

                             ZEON CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                          Six Months Ended     Six Months Ended
                           June 30, 1997       June 30, 1996

Net Sales                     $1,253,646          $1,075,898
Cost of Sales                    809,919             689,997

Gross Profit                     443,727             385,901

Operating Expenses:
     Selling                     149,376             182,602
     General                     185,427             177,758
     Research & Development       61,360              62,062
                                 396,163             422,422

Income (Loss) From Operations     47,564             (36,521)

Other Charges (Credits):
     Interest Expense                  4                 105
     Interest Income              (1,352)             (1,330)
     Other (Income) Expenses     (14,095)            (11,738)
                                 (15,443)            (12,963)

Net Income (Loss)              $  63,007           $ (23,558)



Earning per share:
  Net Income (Loss)              $   .18            $   (.07)

Weighted Average Common
  Shares Outstanding             349,538             350,205

                                ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      Six Months Ended  Six Months Ended
                                        June 30, 1997      June 30, 1996

Cash Flows From Operating Activities:
    Net Income (Loss)                      $  63,007          $ (23,558)
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization               25,840             24,906
    Provisions for Losses on
       Accounts Receivable                     3,000              1,500
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble    (155,385)           (66,453)
    Decrease (Increase) in Inventory         (35,107)             3,612
    Decrease (Increase) in Prepaid Assets     25,400             11,885
    Increase (Decrease) in Accts Payable     109,188             80,425
    Increase (Decrease) in Accrued Expenses  (18,050)           (22,547)
    Total Adjustments:                       (45,114)            33,328

Net Cash Provided By (Used In) Operating
 Activities:                                  17,893              9,770

Cash Flows From Investing Activities:
    Purchase of Capital Assets               (17,420)           ( 6,475)
    Proceeds from sale of Fixed Assets             0                  0

Net Cash Provided By (Used In) Investing
 Activities:                                 (17,420)            (6,475)

Cash Flows From Financing Activities:
    Purchase of Common Stock                  (1,012)               -0-

Net Cash Provided By (Used In) Financing
 Activities:                                  (1,012)               -0-

Net Increase (Decrease) In Cash:                (539)             3,295

Cash At Beginning Of Period:                 133,778            126,229

Cash At End Of Period:                     $ 133,239          $ 129,524

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

     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,538 and 350,205 during each of the respective periods ended June 30, 1997 and December 31, 1996.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:
     Inventories consist of the following:

                                                  (Unaudited)
                                              June 30,    December 31,
                                                1997          1996
          Finished Goods                     $ 58,519      $ 50,723
          Work-in-process                      10,442        14,318
          Raw Materials                       166,431       135,244
                                             $235,392      $200,285


                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At June 30, 1997 and December 31, 1996, no amount was outstanding under the line of credit agreement.

4.   Commitments and related party transactions:

     In December 1992, the Company entered into an operating lease to consolidate its primary manufacturing and office facilities. The property is leased through January 2003 from an entity in which T. Bryan Alu, President and Chief Executive Officer of the Company, is a partner. The lease contains an option to renew for two additional five-year periods and requires monthly payments of approximately $8,400. The Company is also responsible for maintenance and operating costs.

     The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,700 through December 31, 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 31, 2000 at an initial monthly rent rate of approximately $9,200.

     Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of June 30, 1997, no shares had been issued under this plan.

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)


     Effective June 21,1995 at the annual shareholders' meeting, the Company's shareholders approved a stock option incentive plan proposed by the Board of Directors. Stock options may be granted to any employee or director of the Company at the discretion of the Board of Directors. As of June 30, 1997, no stock options had been granted.

5.   Taxes on income and available carryforwards:


     At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $345,000 and investment credit and research and development credits of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2005, and the investment credit and research and development credits expire in varying amounts from 1997 through 2000.

6.   Supplemental:

     During 1995, the Company sold certain assets (formerly referred to as the "Display Division") of the Company having a net book value of approximately $28,000 in exchange for cash proceeds of $37,000 and a note receivable of $35,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Financial Condition:

The liquidity of ZEON Corporation declined slightly with a current ratio of
2.8 to 1 at June 30, 1997 from 3.3 to 1 at December 31, 1996. With the solid order and shipment flow, trade receivables and inventory levels have increased. However, both receivables and inventory are current and their turnover experience are at the same level as 1996. Current capital equipment requirements are deemed insignificant and internal funding and available bank resources are considered adequate to meet those needs.



Results of Operations:

Results of operations for the three months ending June 30, 1997 and 1996

                          THREE MONTHS ENDED JUNE 30,

                                      1997           1996
          Sales:                   $681,081       $577,925
          Gross Profit:             242,122        229,917
          Income :                   59,356         31,487

Second quarter sales for 1997 was a record setting quarter for shipments. While gross profit was higher than second quarter 1996, the percentage of sales was 35% as compared to 1996 second quarter's 39%. The drop in gross profit percentage is attributed product mix (1%), factory unfavorable variances (2%) and increased shipping costs (1%). Both income dollars and percentage increased over 1996 second quarter due to the additional sales volume and operating expenses being $10,000 below prior years' quarter level.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):


Quarterly selling expenses decreased $13,500 or 17% over 1996. Lower commissions paid and salary costs contributed to the decrease.

General expenses decreased slightly by $2,000 over last year's second quarter. Increased salaries were offset by reduction of the other general and administrative expenses.

Research and Development costs remained relatively constant despite increased prototypes in the franchise market segment. The increased prototype activity was accomplished with existing staff.

Other income was approximately $1,000 higher than 1996 second quarter as income from subleased space reflected a inflation cost index increase.



Results of operations for the six months ending June 30, 1997 and 1996


                               SIX MONTHS ENDED JUNE 30,

                                     1997           1996
          Sales:                 $1,253,646    $1,075,898
          Gross Profit:             443,727       385,901
          Income (Loss):             63,007       (23,558)

The Company's year-to-date Neon sales showed 16% increase over prior 1996's first half. With sales increasein both second and first quarters, 1997 sales was $178,000 greater than 1996's first half. Gains in new franchise accounts and solid order performance with existing customers contributed to this growth. Overall gross profit percentage of sales remained level with product mix and factory variances. First half of 1997 showed an income which was a turnaround from 1996's first half loss. (Last year's first quarter experienced production capacity limitations with the departure of three neon glass tubebenders which was corrected in early 1996's second quarter by filling the vacant neon glass tubebender positions.) Higher volume and lower operating expenses by $26,000 accounted for the 1997's income.

Selling expense decreased 19% over last year. For the 1997's first half, overall salary and expense levels were down as market/sales effort in the grid segment was downsized. Franchise promotional and convention expenses and commission expenses increased from 1996's level resulting in new franchise accounts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

General and administrative expenses increased by $8,000 from 1996's first half. Increased salaries and bad debt provision were only partially offset by a reduction in the other general and administrative expenses.

Research and Development expenses remained constant from 1996's level. Prototype activity supporting marketing efforts were accomplished with existing personnel.

Other income increased by $2,000 due to cost index increase in the sublease rent income.

                          PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

     The Company had its annual shareholders' meeting on July 18, 1997. The following sets forth the matters acted upon at such meeting and the voting results with respect to each matter:

                                        For       Against   Abstain
            1.) Election of Directors
                    T. Bryan Alu        264,247        87
                    Alan M. Bloom       264,247        87
                    Jay R. Beyer        264,247        87

Item 5.  Other information

     None

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B. No reports on Form 8-K have been filed for the quarter ended June 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:       August 1, 1997                 /s/ T. Bryan Alu
                                        T. Bryan Alu
                                        President



                                           /s/ R. G. Routt
                                        R. G. Routt
                                        Corporate Controller