Form 10QSB
period 1997-09-30
ZEON CORP /CO/
filed 1997-11-24
CIK 796513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997

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

Number of shares of Common Stock Outstanding at September 30, 1997.

          Common Stock, No Par Value          349,205
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
 [ ]Yes       [X] No

                                ZEON CORPORATION



                                     INDEX



                                                            Page

Part I - Financial Information

Balance Sheets September 30, 1997 and December 31, 1996            3

Statements of Operations - Three Months Ended September 30,
     1997 and 1996                                                 5

Statements of Operations - Nine Months Ended
     September 30, 1997 and 1996                                   6

Statements of Cash Flows - Nine Months Ended
     September 30, 1997 and 1996                                   7

Notes to Financial Statements                                      8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          11

Part II - Other Information                                       14

Signature Page                                                    15


                                ZEON CORPORATION
                                 BALANCE SHEETS


                                    September 30, 1997      December 31, 1996
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 144,399           $ 133,778
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  342,132             234,113
Inventories                                 273,817             200,285
Prepaid Expenses and Other                   21,360              38,505

     TOTAL CURRENT ASSETS                   781,708             606,681


Property and Equipment (net of
     accumulated depreciation and
     amortization)                           69,503              75,640
Other                                        35,780              41,766

     TOTAL NON-CURRENT ASSETS               105,583             117,406


     TOTAL ASSETS                         $ 886,991           $ 724,087



                              ZEON CORPORATION
                           BALANCE SHEETS (Continued)

                                   September 30, 1997       December 31, 1996
                                          (unaudited)
CURRENT LIABILITIES
Accounts Payable                         $  168,638            $ 116,450
Accrued Expenses                             66,286               71,346

     TOTAL LIABILITIES                      234,924              187,796

Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 349,205 September 30, 1997
and 350,205 December 31, 1996                34,920               35,020

Capital in Excess of Stated Value           938,423              939,338
Deficit                                    (321,278)            (438,067)
                                            652,065              538,291

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $  886,991            $ 724,087


                                ZEON CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                         Three Months Ended    Three Months Ended
                         September 30, 1997    September 30, 1996
Net Sales                      $ 667,695          $ 552,618
Cost of Sales                    427,099            353,620

Gross Profit                     240,596            198,998
Operating Expenses:
     Selling                      70,331             80,974
     General                      92,952             86,182
     Research & Development       31,011             25,937
                                 194,294            193,093

Income (Loss) From Operations     46,302              5,905

Other Charges (Credits):
     Interest Expense
     Interest Income                (373)            (3,885)
     Other (Income) Expenses      (7,106)            (4,227)
                                  (7,479)            (8,112)


Net Income (Loss)              $  53,781          $  14,017

Earning per share:
  Net Income (Loss)             $    .15            $   .04

Weighted Average Common
  Shares Outstanding             349,427            350,205

                             ZEON CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                          Nine Months Ended    Nine Months Ended
                          September 30, 1997   September 30, 1996
Net Sales                     $1,921,341          $1,628,516
Cost of Sales                  1,237,018           1,043,617

Gross Profit                     684,323             584,899

Operating Expenses:
     Selling                     219,707             263,576
     General                     278,379             263,940
     Research & Development       92,371              87,999
                                 590,457             615,515

Income (Loss) From Operations     93,866             (30,616)

Other Charges (Credits):
     Interest Expense                  4                 105
     Interest Income              (1,725)             (5,215)
     Other (Income) Expenses     (21,201)            (15,965)
                                 (22,922)            (21,075)

Net Income (Loss)              $ 116,788            $ (9,541)


Earning per share:
  Net Income (Loss)              $  .33             $  (.03)

Weighted Average Common
  Shares Outstanding             349,427             350,205

                                ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      Nine Months Ended  Nine Months Ended
                                      September 30,1997  September 30,1996
Cash Flows From Operating Activities:
    Net Income (Loss)                      $ 116,788          $  (9,541)
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization               41,184             37,359
    Provisions for Losses on
       Accounts Receivable                     4,500              2,750
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble    (112,519)           (32,177)
    Decrease (Increase) in Inventory         (73,720)               692
    Decrease (Increase) in Prepaid Assets     23,319             31,451
    Increase (Decrease) in Accts Payable      52,188             32,312
    Increase (Decrease) in Accrued Expenses   (5,060)           (22,672)
   Total Adjustments:                        (70,108)                 49,715

Net Cash Provided By (Used In) Operating
 Activities:                                  46,680             40,174

Cash Flows From Investing Activities:
    Purchase of Capital Assets               (35,047)           (10,500)


Net Cash Provided By (Used In) Investing
 Activities:                                 (35,047)           (10,500)

Cash Flows From Financing Activities:
     Purchase of Common Stock                 (1,012)                 0

Net Cash Provided By (Used In) Financing
 Activities:                                  (1,012)                 0

Net Increase (Decrease) In Cash:              10,621             29,674
Cash At Beginning Of Period:                 133,778            126,229

Cash At End Of Period:                     $ 144,399          $ 155,903


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

     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,427 and 350,205 during each of the periods ended September 30, 1997 and December 31, 1996.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:
     Inventories consist of the following:
                                             (Unaudited)
                                           September 30   December 31,
                                                1997          1996
          Finished Goods                     $ 72,881      $ 50,723
          Work-in-process                      11,512        14,318
          Raw Materials                       289,424       135,244
                                             $273,817      $200,285

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions on borrowings and dividend payments. At September 30, 1997 and December 31, 1996, no amount was outstanding under the line-of-credit agreement.

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

     Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of September 30, 1997, no shares had been issued under this plan.

     Effective June 21,1995 at the annual shareholders' meeting, the Company's shareholders approved a stock option incentive plan proposed by the Board of Directors. Stock options may be granted to any employee or director of the Company at the discretion of the Board of Directors. As of September 30, 1997, no stock options had been granted.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Factors That May Affect Operating Results

The statements contained in this Form 10-QSB that are not purely historical are forward looking statements within the meaning of federal securities laws, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Financial Condition:

The liquidity of Zeon Corporation remained stable with a current ratio of
3.3 to 1 at September 30, 1997 and 3.2 to 1 at December 31, 1997. The current assets and liabilities increased over last year as sales volume rose 18%. Cash position improved at September 30 with consistent collection efforts and debt free status realized in 1996 was held throughout 1997. Trade receivables did increase with the third quarter sales increase, but their collection is proceeding in normal fashion. Current capital equipment expenditures are $35,047 versus $10,500 as of September 30 ,1996. The additional cash outlays are for additional capacity equipment. Funds generated from operations are deemed sufficient.

Results of Operations:

Results of operations for the three months ending September 30, 1997 and
1996

                        THREE MONTHS ENDED SEPTEMBER 30,
                                      1997           1996
          Sales:                   $667,695       $552,618
          Gross Profit:             240,596        198,998
          Income (Loss):             53,781         14,017

Third quarter sales increased by 21% over 1996. The 1997 third quarter showed a significant increase in franchise sales. Gross profit for 1997 and 1996's third quarter was 36%. The Company had an income of $53,781 or $39,764 over 1996's third quarter. The increase was primarily due to the increased volume with total expenses remaining relatively constant.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Overall expenses increased a slight $1,834. Quarterly selling expenses decreased $10,643 or 13% over 1996. The majority of the decrease resulted from commissions paid to third parties in 1996 third quarter.

General expenses increased by 7.8 percent over last year's third quarter. Additional staff expenses accounted for the increase.

Research and Development costs increased by approximately $5,074 as payroll and prototype supplies slightly increased.

Other income was approximately $633 lower than 1996 third quarter with the absence of interest income from a paid-off note related to the sale of Data Display Division in 1995.


Results of operations for the nine months ending September 30, 1997 and
1996

                    NINE MONTHS ENDED SEPTEMBER 30,
                                     1997           1996
          Sales                  $1,921,341    $1,628,516
          Gross Profit              684,323       584,899
          Income (Loss)             116,788        (9,541)

The Company's year-to-date sales showed 18% increase over prior 1996's first three quarters. With solid performance in 1997 franchise orders, third (and second) quarters have experienced record shipment sales. Gross profit percent fell slightly from 1996's 35.9% to 1997's 35.6%. The gross profit change is primarily product mix. Income changed $126,329 from 1996's loss. Margin from additional volume ($99,424) and less total expenses ($26,905) contributed to this change.

Selling expense decreased by $43,869 over last year. The decrease resulted from absence of 1996 dealer marketing/selling department expenses and sales representative commissions. Dealer sales were folded into overall Company selling effort.

For the first nine months of 1997, general and administrative expenses increased by $14,439. Payroll adjustments and additional staff accounted for the increase.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Research and Development expenses were up by $4,372 over the first nine months of the year. Increased payroll and supplies expenses were experienced as marketing brochure design was brought inhouse and prototype/custom sign efforts grew.

Other income for 1997's first nine months was $1,847 better than 1996. While interest income dropped from payoff of Data Display Division sale related note, income from subleased space increased to the point of net overall increase.

                          PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

     None

Item 5.  Other information

     None

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     November 18, 1997               /s/ T. Bryan Alu
                                        T. Bryan Alu
                                        President



                                          /s/ R.G. Routt
                                        R. G. Routt
                                        Corporate Controller