Form 10KSB
period 1997-12-31
ZEON CORP /CO/
filed 1998-03-31
CIK 796513

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended               December 31, 1997

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

The issuer's revenues for its most recent fiscal year ended
December 31, 1997 were $2,674,300.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on February 4, 1998) was approximately $523,800.

As of March 20, 1998, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 349,205.

Transitional Small Business Disclosure Format:

                              [] Yes  [X] No

                    Documents Incorporated By Reference
                                   None.

                                  PART I
Item 1.  Business

Introduction: The statements contained in this Form 10-KSB that are not purely historical are forward looking statements within the meaning of federal securities laws, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

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

As of December 31, 1997, the Company had 27 full-time employees.

The following sets forth sales revenue, by division, from unaffiliated customers:

                                    1997          1996          1995
Neon Signs                    $2,674,300    $2,152,700    $2,156,400
Display Communication Systems        -0-           -0-        80,000
                TOTAL SALES    2,674,300     2,152,700     2,236,400


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

Developments. The Company has been broadening its product line of illuminated signs to address new markets. The Zeon Neo-grid introduced in 1994 is a changeable neon sign that is marketed through a national network of instant sign shop dealers. The Zeon Neo-grid lets the user use different message faces to be placed in front of and backlit by the grid. A compliment to the Zeon Neo-grid was developed in 1995, using fluorescent tubes instead of neon tubes. A unique process of combining the fluorescent tubes with specular reflectors enables this new illuminated sign to successfully emulate the brightness of neon while offering the cost advantages and visual flexibility of a traditional lightbox. A patent on this new illuminated sign has been applied for. The commercial introduction of this new product began in the first quarter of 1996. The fluorescent illuminated signs contributed $109,000 or 4% of total 1997 revenue.

Development continued in 1997 on the redesign of the Company's neon signs to meet or exceed UL requirements. While the overall industry uses "UL listed" components, ZEON Corporation offers complete UL signs in 95% of its product offerings. The Company spent $120,000 and $122,200 for 1997 and 1996, respectively, for research and product design development.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no material costs associated with warranty claims.

Item 2. Properties.
Effective December 1992, the Company leased 17,100 square feet, located at 1500 Cherry Street in Louisville, Colorado, for its combined manufacturing and office operations at a monthly rental of approximately $8,400. The lease runs through January 1, 2003. The facility is leased from a partnership in which T.Bryan Alu, President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner. The Company feels that this office/manufacturing space is adequate for its current operations.


Effective March 1992, the Company leased approximately 17,000 square feet as a production facility in Boulder, Colorado at a monthly rate of approximately $5,800 from an unrelated party. The original term of this lease expired in February 1996, with the option for five one year renewals. To date, all of the renewal options have been exercised. The Company vacated this facility in December 1992, and subleased the entire space for a monthly rate of $9,200. The sublease expires on December 31, 2000. A real estate commission for the long-term sublease amounted to $52,000 that was partially financed by a note held by the real estate company. This note was paid off in 1996.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 1997.

                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of the Company is traded in the over-the-counter market. SEC regulations regulate the solicitation procedures for "penny stocks" and have severely curtailed the trading and liquidity of ZEON Corporation shares. In addition, the National Association of Security Dealers increased the requirements for a NASDAQ listing which would require ZEON Corporation to roughly quadruple in size before qualifying. During 1997, the Company had as many as five market makers, each quoting different bid and ask prices. The following over-the-counter bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Due to the lack of trading activity in ZEON Corporation stock, the quotes listed below may not reflect accurate market values. The following table sets forth the high and low bid prices for the periods indicated based on a sampling of quotes from various market makers:

                                                   High        Low
Fourth quarter ended December 31, 1997           $3.00       $ .50
Third quarter ended September 30, 1997            3.50         .50
Second quarter ended June 30, 1997                4.00        1.00
First quarter ended March 31, 1997                4.00        1.00
Fourth quarter ended December 31, 1996            3.50        1.00
Third quarter ended September 30, 1996            3.00        1.00
Second quarter ended June 30, 1996                3.00        1.00
First quarter ended March 31, 1996                3.00        1.00

On February 4, 1998, the closing price of common stock of the Company was a low of $.50 and high of $2.50.

At February 4, 1998, there are approximately 500 recordholders of the Company stock.


Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Operating Results

The statements contained in this Form 10-KSB that are not purely historical are forward looking statements within the meaning of federal securities laws, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Financial Condition

The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 3.6 to 1 at December 31, 1997, compared to a 3.3 to 1 at December 31, 1996.

The cash increase for 1997 was $47,800. Operations provided $79,700 with cash required by operating assets offset by cash generated by normal business operations adjusted for non-cash depreciation expense. Capital expenditures for 1997 were $ 40,300 for factory equipment. Capital expenditures for 1998 are anticipated to be approximately $25,000 for facility improvements, production equipment and tooling. The Company believes that during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit and the Company's $100,000 bank line of credit commitment will be sufficient for its capital and operating needs.



Results of Operations:

Results of Operations 1997 Compared to 1996


                             1997            1996
Sales                    $2,674,300      $2,152,700
Gross Profit Margin              36%             35%
Net Income (Loss)           180,000          (5,500)

Neon's 1997 sales rose 24% over 1996, due mainly to an increase in 1997 franchise orders, Neon set record shipments. Gross profit rose slightly due to product mix.

Operating Expenses increased from 1996's $797,000 to 1997's
$803,000, or 1%.  General & Administrative (G&A) expenses rose by
$43,700 from 1996's $348,300 to 1997's $392,000.  The 1997 general and administrative expenses included additional staff and year end bonuses.

Selling Expenses decreased by $34,800. The decrease resulted from the absence of 1996 dealer marketing/selling department expenses and sales representative commissions. Dealer sales were folded into overall Company selling efforts.

Research and Development Expense decreased by $2,300. Despite increased payroll costs resulting from bringing marketing brochure design inhouse, decreased supplies and depreciation offset the department payroll increase.

Recent Accounting Pronouncements

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except for those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position of ZEON, however, will not be materially affected by implementation of these standards.


Income taxes and Net Operating Loss Carryforwards

As of December 31, 1997, the Company has net operating loss carryforwards of $118,000 and tax credit carryforwards of approximately $45,000 expiring in varying amounts from 2003 through 2011. A valuation allowance equal to the net deferred tax asset recognized was recorded as management is unable to determine if it is more likely than not that the deferred tax asset will be realized. See Note 4 to the financial statements.

Year 2000 Compliance

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.


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

                        Summary Compensation Table

Name and Principal Position       Year      Salary    Bonus
T. Bryan Alu,                     1997     $99,500    $18,000
  President, C.E.O.               1996      93,800      -0-
                                  1995      82,600      -0-


On April 29, 1995, the board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholder's meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. As of the date of filing this 10-KSB, a total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company. These options were granted on February 27, 1998, at an exercise price of $2.00 per share.

Effective July, 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 1997, no shares have been issued under this plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and
Management.

The following tables set forth certain information as of March 20, 1998, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5 percent of its outstanding common stock, by each director and executive officer and by the directors and executive officers of the Company as a group. Unless otherwise indicated, all shareholders have sole voting and investment power with respect to the shares beneficially owned.

                         No. of Shares
                          Beneficially       Percentage
Name and Address             Owned            Of Class
T. Bryan Alu                175,669 (1)           50.3%
737 8th Street
Boulder, CO  80302

Alan M. Bloom                21,808 (2)            6.2%
6028 Flagstaff Road
Boulder, CO  80302

All Directors and           197,477               56.5%
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

(99) Stock Option Plan (Incorporated by reference to Exhibit B to
December 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended
December 31, 1997.

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

DATE:    March 31, 1998



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY:   /s/ T. Bryan Alu
     T. Bryan Alu
     Chairman of the Board, Director, Chief Executive Officer and
President

DATE:    March 31, 1998




BY:    /s/ Alan M. Bloom
     Alan M. Bloom
     Treasurer and Director

DATE:    March 31, 1998


BY:    /s/ Ruel G. Routt
     Ruel G. Routt
     Corporate Controller

DATE:    March 31, 1998

                 Report of Independent Certified Public Accountants     F-2

                 Balance Sheet as of December 31, 1997            F-3 - F-4

                 Statements of Operations for the years
                   ended December 31, 1997 and 1996                     F-5

                 Statements of Shareholders' Equity for the years ended
                   December 31, 1997 and 1996                           F-6

                 Statements of Cash Flows for the years ended
                   December 31, 1997 and 1996                           F-7

                 Summary of Accounting Policies                  F-8 - F-10

                 Notes to Financial Statements                  F-11 - F-14

    Report of Independent Certified Public Accountants



    To the Shareholders and Board of Directors
    ZEON Corporation
    Louisville, Colorado

    We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.





    BDO Seidman, LLP


    Denver, Colorado
    March 13, 1998


December 31,                                               1997

Assets

Current:
 Cash and cash equivalents                             $181,533
 Trade receivables, less allowance of $2,000
  for possible losses                                   320,900
 Inventories (Note 1)                                   288,613
 Prepaid expenses and other                              36,664


Total current assets                                    827,710


Property and equipment:
 Machinery and equipment                                212,851
 Leasehold improvements                                  59,280
 Vehicles                                                18,300
 Furniture and fixtures                                   8,408


                                                        298,839

 Less accumulated depreciation and amortization         216,670


Net property and equipment                               82,169


Other assets                                             33,785


                                                     $  943,664




See accompanying summary of accounting policies and notes to financial statements.

December 31,                                               1997

Liabilities and Shareholders' Equity

Current:
 Accounts payable                                      $161,040
 Accrued expenses:
  Payroll and payroll taxes                              42,657
  Other                                                  19,592
 Customer deposits                                        5,056


Total current liabilities                               228,345


Commitments (Note 2)

Shareholders' equity (Note 3):
 Common stock, no par ($.10 stated value);
  shares authorized, 100,000,000;
  outstanding, 349,205                                   34,920
 Additional paid-in capital                             938,426
 Accumulated deficit                                   (258,027)


Total shareholders' equity                              715,319



                                                     $  943,664


See accompanying summary of accounting policies and notes to financial statements.




Years Ended December 31,                         1997       1996

Net sales                                  $2,674,310 $2,152,713

Cost of sales                               1,720,760  1,390,410


Gross profit on sales                         953,550    762,303


Operating expenses:
 General and administrative                   391,953    348,296
 Selling                                      291,220    326,019
 Research and development                     119,869    122,238


Total operating expenses                      803,042    796,553


Income (loss) from operations                 150,508    (34,250)


Other income:
 Interest, net                                  2,920      6,628
 Miscellaneous                                 26,612     22,110


Total other income                             29,532     28,738


Net income (loss)                          $  180,040  $  (5,512)


Net income (loss) per share of
 common stock:
  Basic                                    $      .51  $    (.02)
  Diluted                                  $      .51  $    (.02)


See accompanying summary of accounting policies and notes to financial statements.

                                                                       F-5


                            Common Stock     Additional               Total
Years Ended                ----------------   Paid-In  Accumulated Shareholders'
December 31, 1997 and 1996 Shares    Amount   Capital   Deficit       Equity

Balance, January 1, 1996  350,205 $  35,020 $ 939,338 $ (432,555)  $ 541,803

 Net loss                       -         -         -     (5,512)     (5,512)


Balance, December 31,1996 350,205    35,020   939,338   (438,067)    536,291

 Acquisition and retirement
 of common stock          (1,000)      (100)     (912)         -      (1,012)

 Net income                    -          -         -    180,040     180,040


Balance, December 31,1997 349,205 $  34,920 $ 938,426 $ (258,027)  $ 715,319


See accompanying summary of accounting policies and notes to financial statements.

                                                                       F-6



Increase (Decrease) in Cash and Cash Equivalents

Years Ended December 31,                          1997      1996

Operating activities:
 Net income (loss)                         $   180,040  $ (5,512)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                33,756    48,429
   Provisions for losses on trade receivables    6,000     3,500
   Change in operating assets and liabilities:
    Trade receivables                          (92,787)  (59,350)
    Inventories                                (88,328)  (20,804)
    Prepaid expenses and other                     475    24,584
    Accounts payable                            44,590    25,886
    Accrued expenses                             2,456     4,593
    Customer deposits                           (6,497)     (291)


Net cash provided by operating activities       79,705    21,035


Investing activities:
 Proceeds from note receivable                   9,347    14,486
 Purchase of property and equipment            (40,285)  (13,884)


Net cash provided by (used in)
 investing activities                          (30,938)      602


Financing activities:
 Principal payments on short-term debt               -   (14,088)
 Acquisition and retirement of common stock     (1,012)        -


Net cash used in financing activities           (1,012)  (14,088)


Net increase in cash and cash equivalent        47,755     7,549

Cash and cash equivalents, beginning of year   133,778   126,229


Cash and cash equivalents, end of year      $  181,533 $ 133,778

See accompanying summary of accounting policies and notes to financial statements.

Organization       ZEON Corporation (the "Company") is engaged in the
                   business of developing, manufacturing and marketing neon signs to customers located throughout the United States and Europe. For the year ended December 31, 1997, the
                   Company's foreign sales comprised less than 10% of total
                   Company net sales.

Use of Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                   Actual results could differ from those estimates.

Financial          Financial instruments which potentially subject the Company
Instruments and    to concentrations of credit risk consist primarily of cash,
Credit Risk        temporary cash investments and trade receivables.  The
Concentration      Company invests temporary cash in demand deposits and
                   interest bearing money market accounts with quality financial institutions. Such deposit accounts, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.


Inventories        Inventories are valued at the lower of cost or market.  Cost is determined at standard, which approximates first-in, first-out.

Property           Property and equipment are stated at cost.  For financial
Equipment and      reporting purposes, depreciation is calculated using the
Depreciation       straight-line method over the related assets' estimated
                   useful lives, which approximate five years. For income tax reporting purposes, depreciation is calculated using accelerated methods.

Revenue            Sales are recorded in the periods that products are shipped.
Recognition

Taxes on Income    The Company follows the provisions of Statement of Financial
                   Accounting Standards ("SFAS") No. 109, "Accounting For
                   Income Taxes". Under SFAS No. 109, the Company's policy is to provide deferred income taxes on differences between the financial reporting and tax basis of assets and liabilities.

Cash and Cash      The Company considers cash and all highly liquid
Equivalents        investments purchased with an original maturity of three
                   months or less to be cash equivalents.  For the years ended
                   December 31, 1997 and 1996, cash paid for interest approximated interest expense.

Long-Lived         The Company applies SFAS No. 121, "Accounting for the
Assets             Impairment of Long-Lived Assets".  Under SFAS No. 121,
                   long-lived assets and certain identifiable intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

Income (loss)      Through December 31, 1996, the Company followed the
Per Share          provisions of Accounting Principles Board Opinion ("APB")
                   No. 15, "Earnings Per Share".  Effective for the year ended
                   December 31, 1997, the Company implemented SFAS No. 128,
                   "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share.
                   Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding was 349,372 and 350,205 during the years ended December 31, 1997 and 1996. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. There were no potentially dilutive securities outstanding at December 31, 1997 or 1996.

Accounting         In June 1997, FASB issued SFAS No. 130, "Reporting
Pronouncements     Comprehensive Income" which established standards for
                   reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                   Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision make in deciding how to allocate resources and in assessing performance.

                   Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statements disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


1. Inventories     Inventories are summarized as follows:

                   December 31,                                        1997

                   Finished goods                                  $106,422
                   Work in process                                    9,876
                   Raw materials                                    172,315


                                                                   $288,613

2. Commitments     The Company has a line-of-credit loan commitment from its
   and Related     bank for borrowings of up to $100,000, with interest on any
   Party Trans-    borrowing at 1% above the bank's reference rate, to be paid
   actions         monthly.  The loan commitment, if exercised, would be
                   collateralized by trade receivables, inventories, property and equipment and intangibles and the Company would be subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments.
                   No amounts were borrowed under this loan commitment during the year ended December 31, 1997.

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

                   The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,800 through December 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 2000 at an initial monthly rate of approximately $9,200, increasing at 5% per year.


                   Rent expense for operating leases, less related sublease income, was as follows:

                   Years Ended December 31,               1997         1996

                   Related party lease               $ 101,084     $ 85,900
                   Unrelated party lease                70,116       68,100
                   Less sublease rentals              (110,863)    (105,100)


                                                     $  60,337     $ 48,900

3. Stock Option    Stock Option Plan
   and Awards
   Plans           The Company has a Stock Option Plan (the "Plan"), expiring
                   June 21, 2004, reserving for issuance 35,000 shares of the Company's common stock. The Plan provides for grants to either employees or non-employee directors, at the discretion of a committee of the Board of Directors, of incentive or nonstatutory stock options to purchase common stock of the Company at a price not less than fair market value on the date of grant. Any options granted under the Plan must be exercised within ten years of the date they were granted. As of December 31, 1997, there were no options outstanding under the Plan.

                   Directors' Compensation Plan

                   The Company has a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of December 31, 1997, no shares have been issued under this plan.


4. Taxes on        For the years ended December 31, the provision (benefit) for
   Income and      deferred income taxes consisted of the following:
   Available
   Carryforwards                                      1997        1996

                   Federal                      $   49,000    $ (1,000)
                   State                             5,000           -

                                                    54,000      (1,000)
                   Increase (decrease) in
                    valuation allowance            (54,000)      1,000

                                                $        -    $      -


                   At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $118,000 and tax credit carryforwards of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2011, and the investment credit and research and development credits expire in varying amounts from 1998 through 2000.

                   A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                         1997         1996
                   Income taxes (benefit)
                   computed at the federal
                   statutory rate                  $   61,000   $   (2,000)

                   Change in valuation allowance      (54,000)       1,000

                   Other                               (7,000)       1,000

                   Taxes on income                 $        -   $        -


                   The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                          1997         1996
                  Tax operating loss
                    carryforwards                    $  44,000    $ 129,000
                   Tax credit carryforwards             45,000       45,000
                   Other                                43,000       12,000

                                                       132,000      186,000
                   Valuation allowance                (132,000)    (186,000)

                                                     $       -    $       -


                   As of December 31, 1997, a valuation allowance equal to the net deferred tax asset has been recorded, as management is unable to determine that it is not more likely than not that the deferred tax asset will be realized.