Form 10QSB
period 1998-03-31
ZEON CORP /CO/
filed 1998-05-15
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d)of the Securities
Exchange Act of 1934
    For the quarterly period ended March 31, 1998

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

Number of shares of Common Stock Outstanding at May 1, 1998

          Common Stock, No Par Value          349,205
                    (Class)               (Number of Shares)

Transitional  Small Business Disclosure Format (check one):
[ ]Yes      [x] No

                             ZEON Corporation

                                   INDEX


                                                            Page

Part I - Financial Information

Balance Sheet March 31, 1998 and December 31, 1997            3

Statement of Operations - Three Months Ended
          March 31, 1998 and 1997                             5

Statements of Cash Flows - Three Months Ended
          March 31, 1998 and 1997                             6

Notes to Financial Statements                                 7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     10

Part II - Other Information                                  12

Signature Page                                               13


                                ZEON Corporation
                                 BALANCE SHEETS

                                        March 31, 1998      December 31, 1997
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 224,460           $ 181,533
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  337,933             320,900
Inventories                                 275,932             288,613
Prepaid Expenses and Other                   32,145              36,664

     TOTAL CURRENT ASSETS                   870,470             827,710


Property and Equipment (net of
     accumulated depreciation and
     amortization)                          122,032              82,169
Other                                        48,185              33,785

     TOTAL NON-CURRENT ASSETS               170,217             115,954


     TOTAL ASSETS                       $ 1,040,687           $ 943,664


                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                        March 31, 1998      December 31, 1997
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $ 173,815              $161,040
Accrued Expenses                            45,549                67,305
Current Portion of Long-Term Debt            6,138                   -0-
     TOTAL CURRENT LIABILITIES             225,502               228,345

Long-Term Debt (net of current
     portion)                               29,290                   -0-

     TOTAL LIABILITIES                     254,792               228,345

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 349,205 March 31, 1998
and December 31, 1997                       34,920                34,920

Capital in Excess of Stated Value          938,426               938,426
Deficit                                   (187,451)             (258,027)

     TOTAL SHAREHOLDERS EQUITY             785,895               715,319

TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY               $ 1,040,687             $ 943,664

                                ZEON Corporation
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                           Three Months Ended  Three Months Ended
                            March 31, 1998       March 31, 1997
Net Sales                     $ 783,957          $ 572,565
Cost of Sales                   513,746            369,635

Gross Profit                    270,211            202,930

Operating Expenses:
     Selling                     76,671             83,259
     General                     99,917             91,436
     Research & Development      31,469             31,297


                                208,057            205,992

Income (Loss) From Operations    62,154            ( 3,062)


Other Income (Expenses):
     Interest Expense               -0-                -0-
     Interest Income                362                573
     Other Income (Expenses)      8,060              7,465
                                  8,422              8,038


Net Income (Loss)              $ 70,576           $  4,976



Earning per share:
  Net Income (Loss)             $  .202            $ .014


Weighted Average Common
  Shares Outstanding            349,205            349,205

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                        Three Months Ended    Three Months Ended
                                          March 31, 1998        March 31, 1997
Cash Flows From Operating Activities:
   Net Income (Loss)                          $ 70,576            $   4,976
 Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided By (Used
   In) Operating Activities:
     Depreciation & Amortization                 9,691                12,114
     Provisions for Losses on
       Accounts Receivable                       2,000                 1,500
     Gain on Sale of Fixed Assets                  -0-                   -0-
     Change in Operating Assets & Liabilities:
     Decrease (Increase) in Accts Receivable   (19,033)              (51,476)
     Decrease (Increase) in Inventory           12,681               (16,921)
     Decrease (Increase) in Prepaid Assets      (9,881)                4,970
     Increase (Decrease) in Accts Payable       12,775                83,945
     Increase (Decrease) in Accrued Expenses   (21,756)              (50,563)
TOTAL ADJUSTMENTS:                             (13,523)              (16,431)

Net Cash Provided By (Used In) Operating
  Activity:                                     57,053               (11,455)

Cash Flows From Investing Activities:
   Proceeds from Sale of Fixed Assets              -0-                   -0-
   Purchase of Capital Assets                 ( 49,554)               (9,619)

Net Cash Provided by (Used In) Investing
  Activities:                                  (49,554)               (9,619)

Cash Flows From Financing Activities:
   Purchase of Common Stock                        -0-                 (1,012)
   Net Increase (Decrease) of
     Long-term Debt                             35,428                   -0-

Net Cash Provided By (Used In) Financing
  Activities:                                   35,428                (1,012)

Net Increase (Decrease) In Cash:                42,927                (22,086)

Cash At Beginning of Period:                   181,533                133,778

Cash At End of Period:                        $224,460               $111,692

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

     Earnings (Loss) Per Share:
     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,205 during each of the periods ended March 31, 1998 and December 31, 1997, respectively.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:

     Inventories consist of the following:
                                             March 31,      December 31,
                                                1998            1997
          Finished Goods                     $  84,087      $ 106,422
          Work-in-process                        8,447          9,876
          Raw Materials                        183,398        172,315
                                             $ 275,932      $ 288,613

ZEON Corporation
                             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject
     to   certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At March 31, 1998 and December 31, 1997, no amount was outstanding under line of credit agreements.

     A Company vehicle was purchased and financed with a $36,000 loan. Terms of the debt are five years and a 8 1/4% interest rate.

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

     The Company has an operating lease agreement with an unrelated party for additional manufacturing facilities which requires monthly payments of approximately $5,800 through December 31, 2000 including renewal options. The Company entered into a sublease agreement for this space with an unrelated party through December 31, 2000 for an initial monthly rent of $9,200 and increasing at 5% per year.

     On April 29, 1995, The board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholders' meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. A total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company. These options were granted on February 27, 1998, at an exercise price of $2.00 per share.

                           ZEON Corporation
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



     Effective July 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of March 31, 1998, no shares had been issued under this plan.


5.   Taxes on income and available carryforwards:

     At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $118,000 and investment credit and research and development credits of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2011, and the investment credit and research and development credits expire in varying amounts from 1998 through 2000.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of
3.9 to 1 as of March 31, 1998, and 3.6 to 1 as of December 31, 1997. With the solid order and shipment flow, trade accounts receivable levels have increased. However, both receivables and inventory are current and their turnover experience are at same level as 1997. Capital expenditures were $49,600 for manufacturing equipment and a Company vehicle. The vehicle was financed with debt. Liquidity from on-going operations are considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the three months ending March 31, 1998 and 1997

                          THREE MONTHS ENDED MARCH 31,


                                1998                 1997

          Sales:              $783,957            $572,565
          Income:               70,576               4,976

Net income for the first quarter of 1998 was $70,576. The Company had a solid year end backlog and franchise orders continue to grow. This resulted in a 37% increase in 1998's first quarter shipments over 1997's first quarter. With the additional sales volume and relatively constant operating expenses, the increased operating profit resulted.

Gross profit margin, as a percentage of sales in the first quarter of 1998, was 35% or down .9% from 1997's first quarter. This .9% decrease was due to the product mix.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Selling expenses decreased by 8% percent over first quarter 1997. The $6,588 decrease resulted from reduced convention and travel expenses. Those 1997 expenses had increased as sales effort in the franchise markets increased.

General and Administrative expenses increased by $8,500 over same period last year. The additional expenses were salaries, insurance and other general expenses.

Research and development remained relatively flat at $31,000. An increase in salaries was offset by reduction in supplies and other expenses.

                    PART II-OTHER INFORMATION

Item 5.  Other information

June 1, 1998 has been set as the record date for Company's annual shareholders' meeting to be held on July 10, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B. No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:        May 15, 1998                 /s/ T. Bryan Alu
                                             T. Bryan Alu
                                              President



                                          /s/  R.G. Routt
                                             R. G. Routt
                                        Corporate Controller