Form 10QSB
period 1998-06-30
ZEON CORP /CO/
filed 1998-08-13
CIK 796513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998

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

Number of shares of Common Stock Outstanding at June 30, 1998.

          Common Stock, No Par Value          349,205
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
 [ ]Yes       [X] No

                                ZEON CORPORATION


                                     INDEX


                                                            Page
Part I - Financial Information

Balance Sheets June 30, 1998 and December 31, 1997            3

Statements of Operations - Three Months Ended June 30,
     1998 and 1997                                            5

Statements of Operations - Six Months Ended
     June 30, 1998 and 1997                                   6

Statements of Cash Flows - Six Months Ended
     June 30, 1998 and 1997                                   7

Notes to Financial Statements                                 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11

Part II - Other Information                                  14

Signature Page                                               15

                                ZEON CORPORATION
                                 BALANCE SHEETS

                                         June 30, 1998      December 31, 1997
                                          (unaudited)
CURRENT ASSETS
Cash                                      $ 210,788           $ 181,533
Trade Receivables, Net of Allowance
     for Doubtful Accounts                  423,115             320,900
Inventories                                 272,868             288,613
Prepaid Expenses and Other                   52,700              36,664

     TOTAL CURRENT ASSETS                   959,471             827,710


Property and Equipment (net of
     accumulated depreciation and
     amortization)                          117,677              82,169
Other                                        41,649              33,785

     TOTAL NON-CURRENT ASSETS               159,326             115,954


     TOTAL ASSETS                       $ 1,118,797           $ 943,664



                              ZEON CORPORATION
                           BALANCE SHEETS (Continued)

                                         June 30, 1998      December 31, 1997
                                          (unaudited)
CURRENT LIABILITIES
Accounts Payable                          $ 169,583            $ 161,040
Accrued Expenses                             62,121               67,305
     TOTAL CURRENT LIABILITIES              231,704              228,345

Long-Term Debt                               33,207                  -0-

     TOTAL LIABILITIES                      264,911              228,345

Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 349,205 June 30, 1998
and 350,205 December 31, 1997                34,920               34,920

Capital in Excess of Stated Value           938,426              938,426
Deficit                                    (119,460)            (258,027)
                                            853,886              715,319

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $ 1,118,797           $ 943,664


                                 ZEON CORPORATION
                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                         Three Months Ended    Three Months Ended
                            June 30, 1998       June 30, 1997
Net Sales                      $ 780,966          $ 681,081
Cost of Sales                    516,928            438,959

Gross Profit                     264,038            242,122
Operating Expenses:
     Selling                      70,112             66,117
     General                     106,423             93,991
     Research & Development       36,510             30,063
                                 213,045            190,171

Income (Loss) From Operations     50,993             51,951

Other Charges (Credits):
     Interest Expense                  0                  0
     Interest Income              (1,257)              (775)
     Other (Income) Expenses     (14,323)           ( 6,630)
                                 (15,580)            (7,405)


Net Income (Loss)              $  66,573          $  59,356

Earning per share:
  Net Income (Loss)             $    .19            $   .17

Weighted Average Common
  Shares Outstanding             349,205            349,538

                             ZEON CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                          Six Months Ended     Six Months Ended
                           June 30, 1998       June 30, 1997
Net Sales                     $1,564,923          $1,253,646
Cost of Sales                  1,029,256             809,919

Gross Profit                     535,667             443,727

Operating Expenses:
     Selling                     146,783             149,376
     General                     206,340             185,427
     Research & Development       67,978              61,360
                                 421,101             396,163

Income (Loss) From Operations    114,566              47,564

Other Charges (Credits):
     Interest Expense                 42                   4
     Interest Income              (1,661)             (1,352)
     Other (Income) Expenses     (22,382)            (14,095)
                                 (24,001)            (15,443)

Net Income (Loss)              $ 138,567           $  63,007


Earning per share:
  Net Income (Loss)              $   .40            $    .18

Weighted Average Common
  Shares Outstanding             349,205             349,538

                                ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                      Six Months Ended  Six Months Ended
                                        June 30, 1998      June 30, 1997
Cash Flows From Operating Activities:
    Net Income (Loss)                      $ 138,567          $  63,007
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization               19,755             25,840
    Provisions for Losses on
       Accounts Receivable                     5,000              3,000
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble    (107,215)          (155,385)
    Decrease (Increase) in Inventory          15,745            (35,107)
    Decrease (Increase) in Prepaid Assets    (23,900)            25,400
    Increase (Decrease) in Accts Payable       3,487            109,188
    Increase (Decrease) in Accrued Expenses     (128)           (18,050)
    Total Adjustments:                       (87,256)           (45,114)

Net Cash Provided By (Used In) Operating
 Activities:                                  51,311             17,893

Cash Flows From Investing Activities:
    Purchase of Capital Assets               (61,263)           (17,420)
    Proceeds from sale of Fixed Assets         6,000                  0

Net Cash Provided By (Used In) Investing
 Activities:                                 (55,263)           (17,420)

Cash Flows From Financing Activities:
    Debt for Capital Purchases                33,207               -0-
    Purchase of Common Stock                     -0-             (1,012)

Net Cash Provided By (Used In) Financing
 Activities:                                  33,207             (1,012)

Net Increase (Decrease) In Cash:              29,255               (539)

Cash At Beginning Of Period:                 181,533            133,778

Cash At End Of Period:                     $ 210,788          $ 133,239

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

     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,205 and 349,372 during each of the respective periods ended June 30, 1998 and December 31, 1997.

     Reclassifications:
     Certain Reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:
     Inventories consist of the following:
                                             (Unaudited)
                                              June 30,    December 31,
                                                1998          1997
          Finished Goods                    $ 107,925     $ 106,422
          Work-in-process                       5,414         9,876
          Raw Materials                       159,529       172,315
                                             $272,868      $288,613

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At June 30, 1998 and December 31, 1997, no amount was outstanding under the line of credit agreement.

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

     The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $5,800 through December 31, 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 31, 2000 at an initial monthly rent rate of approximately $9,200.

     Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of June 30, 1998, no shares had been issued under this plan.

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)


     At the annual shareholders' meeting held on June 21, 1995, the Company's shareholders approved a stock option plan proposed by the Board of Directors and allowing for the issuance of up to 35,000 incentive or non-qualified stock options to employees and directors of the Company. As of June 30, 1998, 27,000 stock options had been granted to management personnel. These stock options vest over a three year period, subject to the Company achieving certain financial targets, and are then exercisable until February 26, 2003.

5.   Taxes on income and available carryforwards:


     At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $118,000 and investment credit and research and development credits of approximately $45,000. The net operating losses expire in varying amounts from 2003 through 2011 and the investment credit and research and development credits expire in varying amounts from 1998 through 2000.

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


Financial Condition:

The liquidity of ZEON Corporation increased slightly with a current ratio of 3.9 to 1 at June 30, 1998 from 3.6 to 1 at December 31, 1997. With the solid order and shipment flow, trade receivables and inventory levels have increased. However, both receivables and inventory are current and their turnover experience are at the same level as 1997. Capital expenditures were $61,300 for manufacturing equipment and a Company vehicle. The
vehicle was financed with debt.   Liquidity from on-going operations are
considered adequate to meet the Company's immediate cash requirements.



Results of Operations:

Results of operations for the three months ending June 30, 1998 and 1997

                          THREE MONTHS ENDED JUNE 30,

                                      1998           1997
          Sales:                   $780,966       $681,081
          Gross Profit:             264,038        242,122
          Income :                   66,573         59,356


Second quarter sales for 1998 was $100,000 or 14% higher than 1997's second quarter. While gross profit was higher than second quarter 1997, the percentage of sales was 34% as compared to 1997 second quarter's 36%. The drop in gross profit percentage is attributed to product mix (1%), factory unfavorable variances and increased shipping costs (1%). Income percentage remained at 1997 second quarter level due to the additional sales volume margins partially offset by $14,000 increase in operating expenses over prior years' quarter level.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):


Quarterly selling expenses increased $ 4,000 or 6% over 1997. Convention and promotion expenses contributed to the increase.

General expenses increased by $12,000 over last year's second quarter. Increased salaries and business insurance expenses were majority of overall increase.

Research and Development rose $6,500 with additional payroll costs. Prototype activity increased with increased sales and proposal efforts.

Other income was approximately $8,000 higher than 1997 second quarter. The sales of old Company vehicle yielded a $6,000 gain and income from subleased space reflected a inflation cost index increase.



Results of operations for the six months ending June 30, 1998 and 1997

                               SIX MONTHS ENDED JUNE 30,

                                     1998           1997
          Sales:                 $1,564,923    $1,253,646
          Gross Profit:             535,667       443,727
          Income (Loss):            138,567        63,007

The Company's year-to-date Neon sales showed 24% increase over prior 1997's first half. With sales increase in both second and first quarters, 1998 sales was $311,000 greater than 1997's first half. Gains in new franchise accounts and solid order performance with existing customers contributed to this growth. Overall gross profit percentage of sales dropped 1% reflecting less favorable product mix and factory variances. First half of 1998 showed an income 119% increase from 1997's first half income. Margin from additional sales volume was partially offset by expenses increases.

Selling expense decreased 2% over last year. While overall spending remained level, increases orders were realized from earlier franchise selling efforts. Franchise promotional and convention expenses and commission expenses increased from 1997's level resulting in new franchise accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

General and administrative expenses increased by $21,000 from 1997's first half. Increased salaries, insurance and other general expenses contributed.

Research and Development rose $7,000 with additional payroll costs and prototype supplies.

Other income increased by $9,000 due to gain on Company vehicle sale ($6,000) and cost index increase in the sublease rent income ($3,000).

                          PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

     The Company had its annual shareholders' meeting on July 10, 1998. The following sets forth the matters acted upon at such meeting and the voting results with respect to each matter:

                                        For       Against   Abstain
            1.) Election of Directors
                    T. Bryan Alu        282,626         150
                    Alan M. Bloom       282,626         150
                    Jay R. Beyer        282,626         150

Item 5.  Other information

     None

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B. No reports on Form 8-K have been filed for the quarter ended June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:       August 14, 1998                /s/ T. Bryan Alu
                                        T. Bryan Alu
                                        President



                                           /s/ R. G. Routt
                                        R. G. Routt
                                        Corporate Controller