Form 10QSB
period 1998-09-30
ZEON CORP /CO/
filed 1998-11-12
CIK 796513

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549

    FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998

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

              [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at September 30, 1998.

          Common Stock, No Par Value         349,137
                   (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
 [ ]Yes       [X] No

                                ZEON CORPORATION



                                     INDEX

                                                           Page

Part I - Financial Information

Balance Sheets September 30, 1998 and December 31, 1997      3

Statements of Operations - Three Months Ended September 30,
    1998 and 1997                                            5

Statements of Operations - Nine Months Ended
    September 30, 1998 and 1997                              6

Statements of Cash Flows - Nine Months Ended
    September 30, 1998 and 1997                              7

Notes to Financial Statements                                8

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     11

Part II - Other Information                                 14

Signature Page                                              15

                                ZEON CORPORATION
                                 BALANCE SHEETS

                                        Sept.30, 1998     Dec.31, 1997
                                       (unaudited)
CURRENT ASSETS
Cash                                     $ 235,621      $ 181,533
Trade Receivables, Net of Allowance
     for Doubtful Accounts                 347,484        320,900
Inventories                                261,388        288,613
Prepaid Expenses and Other                  40,717         36,664

    TOTAL CURRENT ASSETS                   885,210        827,710


Property and Equipment (net of
    accumulated depreciation and
    amortization)                          117,740         82,169
Other                                       43,353         33,785

    TOTAL NON-CURRENT ASSETS               161,093        115,954


    TOTAL ASSETS                       $ 1,046,303      $ 943,664


                             ZEON CORPORATION
                           BALANCE SHEETS (Continued)

                                        Sept.30, 1998       Dec.31,1997
                                         (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $ 137,658            $ 161,040
Accrued Expenses                            49,746               67,305
Current Portion of LT Debt                   6,395                  -0-
    TOTAL CURRENT LIABILITIES              193,799              228,345

Long-Term Debt                              26,279                  -0-

    TOTAL LIABILITIES                      220,078              228,345

Shareholders' Equity:
Common stock, no par, $.10 stated
value; authorized 1,000,000;
issued 349,137 September 30, 1998
and 349,205 December 31, 1997               34,852               34,920

Capital in Excess of Stated Value          938,357              938,426
Deficit                                   (146,984)            (258,027)
                                           826,225              715,319

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY               $ 1,046,303            $ 943,664

                            ZEON CORPORATION
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                        Three Months Ended    Three Months Ended
                           Sept.30, 1998         Sept. 30, 1997

Net Sales                     $ 645,813          $ 667,695
Cost of Sales                   436,250            427,099

Gross Profit                    209,563            240,596
Operating Expenses:
    Selling                      83,207             70,331
    General                     124,385             92,952
    Research & Development       36,414             31,011
                                244,006            194,294

Income (Loss) From Operations   (34,443)            46,302

Other Charges (Credits):
    Interest Expense              1,689                  0
    Interest Income                (924)              (373)

    Other (Income) Expenses      (7,684)           ( 7,106)
                                 (6,919)            (7,479)


Net Income (Loss)             $ (27,524)         $  53,781

Earning per share:
  Net Income (Loss)            $   (.08)            $   .15

Weighted Average Common
  Shares Outstanding            349,182            349,427

                             ZEON CORPORATION
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                        Nine Months Ended    Nine Months Ended
                          Sept.30, 1998         Sept. 30, 1997

Net Sales                    $2,210,736          $1,921,341
Cost of Sales                 1,465,506           1,237,018

Gross Profit                    745,230             684,323

Operating Expenses:
    Selling                     229,990             219,707
     General                    330,725             278,379
    Research & Development      104,392              92,371
                                665,107             590,457

Income (Loss) From Operations    80,123              93,866

Other Charges (Credits):
    Interest Expense              1,731                   4
    Interest Income              (2,585)             (1,725)
    Other (Income) Expenses     (30,066)            (21,201)
                                (30,920)            (22,922)

Net Income (Loss)             $ 111,043           $ 116,788


Earning per share:
  Net Income (Loss)             $   .32            $    .33

Weighted Average Common
  Shares Outstanding            349,182             349,427


                              ZEON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                    Nine Months Ended  Nine Months Ended
                                       Sept.30, 1998     Sept. 30, 1997
Cash Flows From Operating Activities:
    Net Income (Loss)                     $ 111,043          $ 116,788
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By (Used
 In) Operating Activities:
    Depreciation & Amortization              30,295             41,184
    Provisions for Losses on
       Accounts Receivable                    8,000              4,500
    Gain from the Sale of Assets             (6,000)               -0-

Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Recvble     (34,584)         (112,519)
    Decrease (Increase) in Inventory          27,225           (73,720)
    Decrease (Increase) in Prepaid Assets    (13,621)           23,319
    Increase (Decrease) in Accts Payable     (28,438)           52,188
    Increase (Decrease) in Accrued Expenses  (12,503)           (5,060)
    Total Adjustments:                       (29,626)          (70,108)

Net Cash Provided By (Used In) Operating
 Activities:                                  81,417            46,680

Cash Flows From Investing Activities:
    Purchase of Capital Assets               (65,866)          (35,047)
    Proceeds from sale of Fixed Assets         6,000              -0-

Net Cash Provided By (Used In) Investing
 Activities:                                (59,866)           (35,047)

Cash Flows From Financing Activities:
    Debt for Capital Purchases               36,169               -0-
    Payment of Debt                          (3,495)              -0-
    Purchase of Common Stock                   (137)            (1,012)

Net Cash Provided By (Used In) Financing
 Activities:                                 32,537            (1,012)
Net Increase (Decrease) In Cash:             54,088             10,621

Cash At Beginning Of Period:                181,533            133,778

Cash At End Of Period:                    $ 235,621          $ 144,399

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

    Earnings (Loss) Per Share:
    Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 349,182 and 349,372 during each of the respective periods ended September 30, 1998 and December 31, 1997.

    Reclassifications:
    Certain Reclassifications have been made to the accompanying financial statements for comparative purposes.

                                ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)


2.  Inventories:
    Inventories consist of the following:

                                            (Unaudited)
                                          September 30, December 31,
                                               1998          1997
         Finished Goods                    $  72,504     $ 106,422
         Work-in-process                      22,085         9,876
         Raw Materials                       166,799       172,315
                                            $261,388      $288,613


3.  Notes payable and long-term debt:

    The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions which include, among other things, restrictions on borrowings and dividend payments. At September 30, 1998 and December 31, 1997, no amount was outstanding under the line of credit agreement.

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

    The Company has an operating lease agreement with an unrelated party, which requires monthly payments of approximately $6,100 through December 31, 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 31, 2000 at an initial monthly rent rate of approximately $9,200.

                        ZEON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)

    Effective July, 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of September 30, 1998, no shares had been issued under this plan.


    At the annual shareholders' meeting held on June 21, 1995, the Company's shareholders approved a stock option plan proposed by Board of Directors and allowing for the issuance of up to 35,000 incentive or non-qualified stock options to employees and directors of the Company. As of September 30, 1998, 27,000 stock options had been granted to management personnel. These stock options vest over a three year period, subject to the Company achieving certain financial targets, and are then exercisable until February 26, 2003.

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

Year 2000 Compliance

    The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party off-the-shelf software, it does not anticipate a problem in resolving the 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software s useful life.

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

Financial Condition:

The liquidity of ZEON Corporation increased slightly with a current ratio of 4.6 to 1 at September 30, 1998 from 3.6 to 1 at December 31, 1997. With the solid order and shipment flow, trade receivables and inventory levels have increased. However, both receivables and inventory are current and their turnover experiences are at the same level as 1997. Capital expenditures for the year were $65,900 for manufacturing equipment and a Company vehicle. The vehicle was financed with debt. Liquidity from on-going operations is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the three months ending September 30, 1998 and
1997

                        THREE MONTHS ENDED SEPTEMBER 30,
                                     1998           1997
         Sales:                   $645,813       $667,695
         Gross Profit:             209,563        240,596
         Income (Loss):            (27,524)        53,781

Third quarter sales for 1998 was $22,000 or 3% lower than 1997's third quarter due to a decline in orders. Orders for the 1998 third quarter were 10% below 1997 s third quarter and 11% below 1998 s second quarter. The point of purchase market segment showed a softening in orders. The gross profit was 32% as compared to 1997 third quarter's 36%. The drop in gross profit percentage is attributed to product mix (1%), factory unfavorable variances and added production management (3%). A loss of $27,500 incurred for the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

1998 third quarter. The lower volume gross profit ($17,000), additional fixed factory costs ($14,000) and increased operating expenses ($50,000) accounted for the decline from prior quarter.

Quarterly selling expenses increased $13,000 or 18% over 1997. Personnel costs and third party sales commission contributed to the increase.

General expenses increased by $32,000 over last year's third quarter. Increased salaries, business insurance expenses and relocation expenses of manufacturing management were majority of overall increase.

Research and Development rose $5,500 with additional payroll costs. Prototype activity increased with increased proposal efforts.

Other income was relatively unchanged from 1997 third quarter.


Results of operations for the Nine months ending September 30, 1998 and
1997

                               NINE MONTHS ENDED SEPTEMBER 30,
                                   1998           1997
         Sales:                 $2,210,736    $1,921,341
         Gross Profit:             745,230       684,323
         Income:                   111,043       116,788

The Company's year-to-date Neon sales showed 15% increase over prior 1997's first nine months. Despite a sales decrease in the third quarter, overall sales increased $280,000 over 1997. Though 1998 third quarter orders were 10% below 1997 s third quarter, orders for 1998 year-to-date were 3.6% ahead of 1997 s first nine months. While franchise orders were ahead of last year, point of purchase orders were 3% below 1997 year-to-date level. Management does not expect a strengthening in either market segment in the near term. However, increased plant capacity scheduled for the first half of 1999 and recent introduction of expanded product offerings are expected to contribute toward improved orders and shipments. Overall gross profit percentage of sales dropped 2% reflecting less favorable product mix and factory variances. Net income decreased $5,000 with increased operating expenses offsetting the increased gross profit.

Selling expense increased 18% over last year. Franchise promotional and convention expenses and commission expenses increased from 1997's level resulting in new franchise accounts.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

General and administrative expenses increased by $32,000 from 1997's first half. Increased salaries, insurance, manufacturing management relocation and other general expenses contributed.

Research and Development rose $5,000 with additional payroll costs and prototype supplies.

Other income increased by $8,000 due to gain on Company vehicle sale ($6,000) and cost index increase in the sublease rent income ($2,000).

                          PART II - OTHER INFORMATION


Item 4. Submission of matters to a vote of Security-Holders

     None

Item 5.  Other information

    None

Item 6.  Exhibits and Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:       November 9, 1998                   /s/ T. Bryan Alu
                                       T. Bryan Alu
                                       President



                                          /s/ R. G. Routt
                                            R. G. Routt
                                       Corporate Controller