Form 10KSB
period 1998-12-31
ZEON CORP /CO/
filed 1999-03-30
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C.  20549

                                  	FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 1998
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year ended December 31, 1998 were $2,865,800.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on March 15, 1999) was approximately $960,100.

As of March 15, 1999, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 349,137.

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

As of December 31, 1998, the Company had 27 full-time employees.

The following sets forth sales revenue from unaffiliated customers:

                             					Neon Sales
                         			1998		$2,865,800
	                         		1997		 2,674,300
		                         	1996		 2,152,700

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

Competition. The industry in which the Company competes is highly fragmented,very competitive and primarily characterized in all market segments with small, privately held companies, of a comparable size and financial strength as ZEON Corporation. The competition is primarily based on product quality, service and price.

Developments. The Company has been broadening its product line of illuminated signs to address new markets. The Zeon Neo-grid introduced in 1994 is a changeable neon sign that lets the user use different message faces to be placed in front of and backlit by the grid. A compliment to the Zeon Neo-grid was developed in 1995, using fluorescent tubes instead of neon tubes. A unique process of combining the fluorescent tubes with specular reflectors enables this new illuminated sign to successfully emulate the brightness of neon while offering the cost advantages and visual flexibility of a traditional lightbox. A patent on this new illuminated sign has been applied for. The commercial introduction of this new product began in the first quarter of 1996. Development continued in 1997 on the redesign of the Company's neon signs to meet or exceed UL requirements. While the overall industry uses "UL listed" components, ZEON Corporation offers complete UL signs in 95% of its product offerings.

In 1998, the Company developed the "edge light" product line. This product line concentrates an illumination source on an etched plexiglass face allowing the customer to present a streamline and effective message.
The Company spent $137,700 and $120,000 for 1998 and 1997, respectively, for research and product design development.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no material costs associated with warranty claims.

Item 2. Properties.
Effective December 1992, the Company leased 15,600 square feet, located at 1500 Cherry Street in Louisville, Colorado, for its combined manufacturing and office operations at a monthly rental of approximately $8,000. The lease runs through January 1, 2003. The facility is leased from a partnership in which T.Bryan Alu, President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner. The Company feels that this office/manufacturing space is adequate for its current operations.

Effective March 1992, the Company leased approximately 17,000 square feet as a production facility in Boulder, Colorado at a monthly rate of approximately $6,100 from an unrelated party. The original term of this lease expired in February 1996, with the option for five one-year renewals. To date, all of the renewal options have been exercised. The Company vacated this facility in December 1992, and subleased the entire space for a monthly rate of $9,700. The sublease expires on December 31, 2000. A real estate commission for the long-term sublease amounted to $52,000 that was partially financed by a note held by the real estate company. This note was paid off in 1996.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 1998.

	PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of the Company is traded in the over-the-counter market. SEC regulations regulate the solicitation procedures for "penny stocks" and have severely curtailed the trading and liquidity of ZEON Corporation shares. In addition, the National Association of Security Dealers increased the requirements for a NASDAQ listing which would require ZEON Corporation to roughly quadruple in size before qualifying. During 1998, the Company had as many as five market makers, each quoting different bid and ask prices. The following over-the-counter bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Due to the lack of trading activity in ZEON Corporation stock, the quotes listed below may not reflect accurate market values. The following table sets forth the high and low bid prices for the periods indicated based on a sampling of quotes from various market makers:

                                                High 	   Low
Fourth quarter ended December 31, 1998  	    			$2.00		  $2.00
Third quarter ended September 30, 1998        		 2.00  	  2.00
Second quarter ended June 30, 1998	           		 2.00     2.00
First quarter ended March 31, 1998		           		2.50  	  2.00

Fourth quarter ended December 31, 1997	        		3.00  	   .50
Third quarter ended September 30, 1997	        		3.50	 	   .50
Second quarter ended June 30, 1997		           		4.00	 	  1.00
First quarter ended March 31, 1997		           		4.00	 	  1.00

On March 15, 1999, the closing bid and ask price of common stock of the Company was $2.75.

At March 15, 1999, there are approximately 500 recordholders of the Company's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Condition

The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 5.0 to 1 at December 31, 1998, compared to a 3.6 to 1 at December 31, 1997.

The cash decrease for 1998 was $11,600 whereas operations provided sufficient cash to cover operational and capital expenditures. Capital expenditures for 1998 were $ 88,900 for factory equipment, which will add capacity and better quality. Capital expenditures for 1999 are anticipated to be approximately $75,000 for facility improvements, production equipment and tooling. The Company believes that during the next twelve months, cash generated by operating activities, cash and cash equivalents currently on deposit of $170,000 and the Company's $100,000 bank line of credit commitment will be sufficient for its capital and operating needs.

Results of Operations:

Results of Operations 1998 Compared to 1997


    					                  1998            1997
Sales			                $2,865,800	    $2,674,300
Gross Profit Margin		        34%   	       36%
Net Income 		            $ 115,500      $ 180,000


Neon's 1998 sales rose 7% over 1997, due mainly to an increase in 1998 franchise orders. The gross profit decline of 2% was primarily product mix (1%) and added production management (1%).

Operating Expenses increased from 1997's $803,000 to 1998's $900,800, or 12%. General and Administrative expenses rose by $73,500 from 1997's $392,000 to 1998's $465,500. Increased salaries, manufacturing manager relocation expenses, bad debt, insurance and other general expenses contributed to such increase.

Selling Expenses increased by $6,300 due to franchise promotional and convention expenses.

Research and Development Expense increased by $18,000 over prior year levels due mainly to the increased payroll costs resulting from bringing marketing brochure design inhouse.

Other income noted an increase in $11,500, which resulted from additional rental income on subleased property and sale of used factory equipment. The Company also provided for $6,200 in income taxes.

Recent Accounting Pronouncements

The FASB has recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.



Income taxes

A valuation allowance equal to the net deferred tax asset recognized was recorded as management is unable to determine if it is more likely than not that the deferred tax asset will be realized. See Note 4 to the financial statements.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in the existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company has reviewed its business, accounting and other software systems relative to their compliance with potential year 2000 issues. The Company believes that it has identified substantially all of the material software programs, which require modification in order to become year 2000 compliant, and has purchased compliant replacement software for a total cost of $10,000. However, there can be no assurance the Year 2000 problems will not occur with respect to the Company's computer systems. Maintenance or modification will be expensed as incurred, while the costs of new software was capitalized and will be amortized over the software's useful life.

The Company has not investigated whether its vendors or suppliers are year 2000 compliant since the Company can obtain all necessary supplies and raw material inventories from multiple sources. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. If the Company encounters material problems with a vendor, the Company plans to obtain the affected supplies from other vendors.


ITEM 7. Financial Statements.

See the Financial Statements of ZEON Corporation included herein and referenced on the Index to Financial Statements set forth in Item 13 of this Form 10-KSB.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

	PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.


Name	       			Age  	Position (Director Since)

T. Bryan Alu	 	 48   	President, CEO and Chairman of the Board (1980)

Alan M. Bloom		 48    Executive VP, VP of Marketing, Secretary/Treasurer
                      and Director (1980)

Ruel G. Routt   49    Corporate Controller

Jay R. Beye   	 37   	Director (1996)


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

Ruel G. (Jerry) Routt joined ZEON Corporation in December 1992. Prior to joining the Company, Mr. Routt held various controller positions with Honeywell, Inc., Square D Company and Fibrotek, Inc. Mr. Routt is also a certified public accountant having worked with Coopers and Lybrand. Mr. Routt is responsible for the financial and administrative controls and providing financial counsel to the Company and its management.

Mr. Jay R. Beyer is an independent patent agent in Boulder, Colorado practicing in the areas of patent preparation and prosecution in the mechanical, electrical and software fields of technology. From 1992 to 1994, he operated a company he founded which introduced and marketed a patented portable trade show showcase of his own invention. From 1984 to 1988, Mr. Beyer also held various managerial positions with ZEON Corporation (formerly Data Display Corporation).

Since the Company Stock is not registered under section 12 of the Exchange Act, the Company is not subject to section 16a. of such Exchange Act.

ITEM 10. Executive Compensation

The following table sets forth a summary of all compensation for each of the last three calendar years with respect to the Company's Chief Executive Officer. All such compensation was in the form of cash. No other officer of the Company has earned an annual compensation greater than $100,000 annually for any of the periods depicted. The Company has no long-term compensation plans.


                        Summary Compensation Table

Name and Principal Position       Year      Salary    Bonus

T. Bryan Alu,                     1998    $111,500    $ 3,600
  President, C.E.O.               1997      99,500     18,000
                                  1996      93,800      -0-




On April 29, 1995, the board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholder's meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. As of the date of filing this 10-KSB, a total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company. These options were granted on February 27, 1998, at an exercise price of $2.00 per share. The fair market of the 27,000 options at the date of grant is valued at $7,560. As of February 1999, 9,000 options terminated without being exercised, leaving 18,000 outstanding under the plan's terms.

Effective July 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 1998, no shares have been issued under this plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information as of March 15, 1999, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5 percent of its outstanding common stock, by each director and executive officer and by the directors and executive officers of the Company as a group. Unless otherwise indicated, all shareholders have sole voting and investment power with respect to the shares beneficially owned.

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




Item 12. Certain Relationships and Related Transactions.

Effective December 1992, the Company signed a 10-year lease with renewal options for approximately 15,600 square feet located at 1500 Cherry Street, Louisville, Colorado. The lease commenced on December 15, 1992 and ends
January 1, 2003. The annual rent is $95,600 plus maintenance and operating costs. This building is owned by a partnership in which T.Bryan Alu, the President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner. The annual rent was confirmed as reasonable by an independent appraisal.

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

(99) Stock Option Plan (Incorporated by reference to Exhibit B to December
 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended December
 31, 1998.

(c) Financial data schedule 27.





	Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  ZEON CORPORATION

BY:    /s/ T. Bryan Alu
       T. Bryan Alu
       Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 29, 1999



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:   	 /s/ T. Bryan Alu
        T. Bryan Alu
        Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 29, 1999




BY:	    /s/ Alan M. Bloom
        Alan M. Bloom
        Treasurer and Director

DATE:   March 29, 1999




BY:	    /s/ Ruel G. Routt
        Ruel G. Routt
        Corporate Controller

DATE:   March 29, 1999




                   INDEX TO FINANCIAL STATEMENTS
         Report of Independent Certified Public Accountants        	F-2

         Balance Sheet as of December 31, 1998	        		     F-3 - F-4

         Statements of Income for the years ended
            December 31, 1998 and 1997                          				F-5

         Statements of Shareholders' Equity for the years ended
            December 31, 1998 and 1997                          				F-6

         Statements of Cash Flows for the years ended
            December 31, 1998 and 1997                          				F-7

         Summary of Accounting Policies 	              		    F-8 - F-10

         Notes to Financial Statements                    	  F-11 - F-15

    Report of Independent Certified Public Accountants



    To the Shareholders and Board of Directors
    ZEON Corporation
    Louisville, Colorado

    We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 1998, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                       /S/ BDO Seidman, LLP




    Denver, Colorado
    February 15, 1999

                        Balance Sheet
December 31,                                   					     1998


Assets (Note 2)

Current:
 Cash and cash equivalents                          					$   169,891
 Trade receivables, less allowance of
   $16,000 for possible losses                      				     363,608
 Inventories (Note 1)                              					     224,326
 Prepaid expenses and other                       					       62,480


Total current assets                               					     820,305


Property and equipment:
 Machinery and equipment                            				     262,579
 Leasehold improvements                           					       59,280
 Vehicles                                         					       41,168
 Furniture and fixtures                          					         8,408


                                                		           371,435

 Less accumulated depreciation and amortization      			     198,045


Net property and equipment            				                   173,390


Other assets           			                                    25,806


                                                   					  $1,019,501


See accompanying summary of accounting policies and notes to financial statements.

                           Balance Sheet
December 31,                                               1998


Liabilities and Shareholders' Equity

Current:
 Accounts payable                                        			$  95,910
 Accrued expenses:
 Payroll and payroll                                   			      8,111
 Income taxes          			                                      6,200
 Other                                                					    21,876
 Customer deposits                                      			    25,621
 Current maturities of long-term debt (Note 5)                  6,528


Total current liabilities                        					        164,246

Long-term debt, less current maturities (Note 5)  			          24,596


Total liabilities                                					        188,842


Commitments (Note 2)

Shareholders' equity (Note 3):
 Common stock, no par ($.10 stated value);
  shares authorized, 100,000,000;
  outstanding, 349,137                           					          34,913
 Additional paid-in capita          					                      938,297
 Accumulated deficit                              					       (142,551)


Total shareholders' equity          			                        830,659



                     					                                  $1,019,501

See accompanying summary of accounting policies and notes to financial statements.

                         Statements of Income
Years Ended December 31,                       1998         1997


Net sales                                  					$2,865,754  $2,674,310

Cost of sales                             					  1,884,313   1,720,760


Gross profit on sales                   					      981,441     953,550


Operating expenses:
 General and administrative              				      465,513     391,953
 Selling                                     				  297,523     291,220
 Research and development                				      137,739     119,869


Total operating expenses                 				      900,775     803,042


Income from operations                    		        80,666     150,508


Other income:
 Interest, net                       					             685       2,920
 Miscellaneous                             		       40,325      26,612


Total other income                      				        41,010      29,532


Income before income taxes               				      121,676     180,040
Taxes on income (Note 4)                  			        6,200         -


Net income                              					   $  115,476    $180,040



Net income per share of
 common stock:
  Basic                            					        $      .33    $    .51
  Diluted                                 			   $      .33    $    .51


See accompanying summary of accounting policies and notes to financial statements.

               Statement of Shareholder's Equity
                           Common Stock     Additional            Total Share
                        ----------------     Paid-In   Accumulated  holders
Years Ended December 31, Shares    Amount    Capital     Deficit    Equity
  1998 and 1997

Balance, Jan 1, 1997 	  350,205 $  35,020   $ 939,338   $(438,067)  $536,291

 Acquisition and         (1,000)     (100)      (912)           -     (1,012)
   retirement of stock

 Net income                   -         -         -       180,040    180,040


Balance, Dec 31, 1997 	  349,205   34,920    938,426     (258,027)   715,319

 Acquisition and             (68)      (7)      (129)          -        (136)
   retirement of stock

 Net income                   -         -          -      115,476    115,476


Balance, Dec 31, 1998   	 349,137 $34,913   $938,297     $(142,551) $830,659

See accompanying summary of accounting policies and notes to financial statements.

                      Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents
Years Ended December 31,                         					 1998 	        1997


Operating activities:
 Net income                           					       $  115,476    $ 180,040
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                 					47,985       33,756
   Provisions for losses on trade receivables      			23,500        6,000
   Changes in operating assets and liabilities:
    Trade receivables                       					    (66,208)     (92,787)
    Inventories                              				   		64,287      (88,328)
    Prepaid expenses and other               		      (25,816)         475
    Accounts payable                        					   (107,420)      44,590
    Accrued expenses                          			    (26,062)       2,456
    Customer deposits               				              20,565       (6,497)


Net cash provided by operating activities             46,307       79,705


Investing activities:
 Proceeds from note receivable              					         -         9,347
 Purchase of property and equipment                  (88,937)     (40,285)


Net cash used in investing activities                (88,937)     (30,938)


Financing activities:
 Proceeds from long-term debt                  					  36,169            -
 Principal payments on long-term debt       					     (5,045)           -
 Acquisition and retirement of common stock             (136)      (1,012)


Net cash provided by (used in) financing activities   30,988       (1,012)


Net increase (decrease) in cash and cash equivalents (11,642)      47,755

Cash and cash equivalents, beginning of year   				  181,533      133,778


Cash and cash equivalents, end of year             $ 169,891    $ 181,533


See accompanying summary of accounting policies and notes to financial statements.

                 Summary of Accounting Policies

Organization  	ZEON Corporation (the "Company") is engaged in the business of
		            	developing, manufacturing and marketing neon signs to
               customers located	throughout the United States and Europe.

Use of         The preparation of financial statements in conformity with
Estimates      generally	accepted accounting principles requires management
               to make estimates and	assumptions that affect the reported
               amounts of assets and liabilities and	disclosure of contingent
               assets and liabilities at the date of the financial	statements
               and the reported amounts of revenues and expenses during the
		            	reporting period.  Actual results could differ from those
               estimates.

Financial    		Financial instruments which potentially subject the Company to
Instruments  		concentrations of credit risk consist primarily of cash,
and Credit  		 temporary cash investments and trade receivables.  The Company
Risk           invests temporary cash in 	demand deposits and interest
Concentration  bearing money market accounts with quality	financial
               institutions.  Such deposit accounts, at times, may exceed
               federal	insured limits.  The Company has not experienced any
               losses in such	accounts.  Concentrations of credit risk with
               respect to trade receivables are	limited due to the large
               number of customers, generally short payment	terms, and their
               dispersion across geographic areas.  As of December 31,
            			1998, three customers made up 53% of accounts receivable.
	            		Approximately 53% of the Company's total revenue for the year
               ended	December 31, 1998 was derived from the the independently
               owned and	operated franchises of four franchise organizations.

Inventories	 	 Inventories are valued at the lower of cost or market.  Cost is
               determined	at standard, which approximates first-in, first-out.

Property, 	   	Property and equipment are stated at cost.  For financial
Equipment and 	reporting	purposes, depreciation is calculated using the
Depreciation   straight-line method over the related assets' estimated useful
               lives, which approximate five years.  For	income tax reporting
               purposes, depreciation is calculated using accelerated
		            	methods.
Revenue
Recognition		Sales are recorded in the periods in which products are shipped.

Taxes on     The Company follows the provisions of Statement of Financial
Income       Accounting	Standards ("SFAS") No. 109, "Accounting For Income
             Taxes".  Under	SFAS No. 109, the Company's policy is to provide
             deferred income taxes	on differences between the financial
             reporting and tax basis of assets and	liabilities.  A valuation
             allowance is provided to reduce the deferred tax	asset to its
             estimated realizable amount.

Cash and   		The Company considers cash and all highly liquid investments
Cash         purchased with an original maturity of three months or less to
Equivalents  be cash equivalents. 			For the years ended December 31, 1998
             and 1997, cash paid for interest	approximated interest expense.

Long-Lived	 	The Company applies SFAS No. 121, "Accounting for the Impairment
Assets       of	Long-Lived Assets".  Under SFAS No. 121, long-lived assets
             and certain	identifiable intangibles are reported at the lower
             of the carrying amount or	their estimated recoverable amounts.

Stock 		    	The Company applies APB Opinion 25, "Accounting for Stock Issued
Option       to Employees", and related interpretations in accounting for all
Plans        stock option plans.  Under APB Opinion 25, no compensation cost
             has been recognized	for stock options issued to employees as the
             exercise price of the	Company's stock options granted equals or
             exceeds the market price of the	underlying common stock on the
             date of grant.

          			SFAS No. 123, "Accounting for Stock-Based Compensation",
             requires the	Company to provide pro forma information regarding
             net income as if	compensation cost for the Company's stock
             options plans had been	determined in accordance with the fair
             value based method prescribed in	SFAS No. 123.  To provide the
             required pro forma information, the	Company estimates the fair
             value of each stock option at the grant date by	using the
             Black-Scholes option-pricing model.

Income	    		The Company applies SFAS No. 128, "Earnings Per Share".  SFAS No.
Per Share	  	128 provides for the calculation of "Basic" and "Diluted" income
             per share.	Basic income per share includes no dilution and is
             computed by dividing	income available to common shareholders by
             the weighted average number	of common shares outstanding for the
             period.  The weighted average	number of shares outstanding was
             349,171 and 349,372 during the years	ended December 31, 1998 and
             1997.  Diluted income per share reflects the	potential dilution
             of securities that could share in the earnings of an entity.

           		At December 31, 1998, 27,000 outstanding options were not
             included in	diluted income per share because the exercise
             contingency had not been	met.  See Note 3 for further discussion.
             There were no potentially dilutive	securities outstanding at
             December 31, 1997.

Compre-   		During 1998, the Company adopted SFAS No. 130, "Reporting
hensive     Comprehensive Income".  The implementation of SFAS No. 130
Income      required	comparative information for earlier years to be restated.
            Comprehensive income is comprised of net income and all changes
            to shareholders' equity,	except those due to investments by
            shareholders, changes in paid-in capital	and distributions to
            shareholders.  The adoption of this statement had no	material
            impact on the Company's financial statements.

Accounting		The FASB has recently issued SFAS No. 133, "Accounting for
Pronoun-    Derivative Instruments and Hedging Activities".  SFAS No. 133
cements     established standards	for recognizing all derivative instruments
            including those for hedging	activities as either assets or
            liabilities in the statement of financial position	and measuring
            those instruments at fair value.  SFAS No. 133 is effective
	         		for fiscal years beginning after June 30, 1999.  Management
            believes the	adoption of this statement will have no impact on
            the Company's	consolidated financial statements.

1. Inventories	Inventories are summarized as follows:

             		December 31,                                        1998


            			Finished goods                                  $ 60,891
		            	Work in process                                   19,017
            			Raw materials                                    144,418


                                              			              $224,326

2.Commitments The Company has a line-of-credit from its bank for borrowings and Related of up to $100,000, with interest on any borrowing at 1% above
  Party       the bank's reference	rate, to be paid monthly.  The line-of-
  Transactions credit is collateralized by trade receivables, inventories,
              property and equipment and intangibles and the	Company is
              subject to certain restrictions which include, among other
		           	things, restrictions on borrowings and dividend payments.  No
              amounts	were borrowed under this line-of-credit during the year
              ended December	31, 1998.  The line-of-credit expires on
              September 22, 1999.

           			The Company leases its primary manufacturing and office
              facilities through	January 2003 from an entity in which T.
              Bryan Alu, President and Chief	Executive Officer of the
              Company, is a 50% partner.  The lease requires	monthly payments
              of approximately $8,000 and contains an option to renew
			           for two additional five year periods.  The Company is responsi-
              ble for	maintenance and operating costs.

           	 	The Company has an operating lease agreement with an unrelated
              party	which requires monthly payments of approximately $6,100
              through	December 2000 including renewal options. The Company
              has entered into	a sublease agreement for this space with an
              unrelated party through	December 2000 at an initial monthly
              rate of approximately $9,700,	increasing at 5% per year.

           			Rent expense for operating leases, less related sublease
              income, was as	follows:

           			Years Ended December 31,               1998         1997


           			Related party lease              $     102,295     $101,084
		            Unrelated party lease                   72,589       70,116
		           	Less sublease rentals                 (116,406)    (110,863)


                                       						  $      58,478     $ 60,337

			Future lease commitments are: 1999 - $51,965; 2000 - $51,965; 2001 -
			$95,603; 2002 - $95,603; 2003 - $95,603; and thereafter - $95,603.

3.Stock Option   	Stock Option Plan
  and Award
		Plans      The Company has a Stock Option Plan (the "Plan"), expiring June
             21,	2004, reserving for issuance 35,000 shares of the Company's
             common	stock.  The Plan provides for grants to either employees
             or non-employee	directors, at the discretion of a committee of
             the Board of Directors, of	incentive or nonstatutory stock
             options to purchase common stock of the	Company at a price not
             less than fair market value on the date of grant.	Any options
             granted under the Plan must be exercised within ten years of
		          	the date they were granted.  The Company granted 27,000 stock
             options in	February 1998 to three employees, exercisable at
             $2.00 a share, which vest	ratably over three years based on the
             Company achieving certain	predetermined financial targets each
             fiscal year end.  In February 1999,	9,000 of these options had
             expired because certain predetermined financial	targets were not
             met.

          			SFAS No. 123, "Accounting for Stock-Based Compensation",
             requires the	Company to provide pro forma information regarding
             net income (loss) and	net earnings (loss) per share as if
             compensation costs for the Company's	stock option plans and
             other stock awards had been determined in	accordance with fair
             value based method prescribed in SFAS No. 123.  The	Company
             estimates the fair value of each stock award by using the Black-
	          		Scholes option-pricing model with the following weighted-average
          			assumptions used for grants in 1998:  no expected dividend
             yields for all	years; expected volatility of 1.0%; risk-free
             interest rates of 5.0%; and	expected lives of three years.  The
             fair value of the options granted during	the year ended December
             31, 1998 was approximately $.28 per option.

               			Directors' Compensation Plan

           		The Company has a directors' compensation plan whereby directors
             can be	compensated with restricted common stock of the Company
             in exchange for	services provided.  Shares issued will be valued
             based upon the market	value of the stock as determined by the
             Company.  As of December 31,	1998, no shares have been issued
             under this plan.


4. Taxes on	Taxes on income for the years ended December 31 consisted of the
   Income	 	following:

                               							 1998                      1997


        			 Current:
    			       Federal		          $    4,400                 $        -
     			      State                   1,800                          -

	         		Deferred:
      			     Federal            			 88,000                     49,000
    			       State			            	   9,000                      5,000


                 						             103,200                      54,000
		         	Decrease in valuation
              allowance             (97,000)                    (54,000)


         			Taxes on income   	  $    6,200                	 $        -

        			A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

<captions>
                                      							 1998               1997


  		Income taxes computed at the
     		federal statutory rate   		          $	41,000 	         $ 61,000
	  	Expiration of unused tax credits        		45,000                  -
	  	Change in valuation allowance      	     (97,000) 	         (54,000)
	  	Other  				                               17,200             (7,000)


  		Taxes on income   		                   $  6,200            $      -



 		The types of temporary differences between the tax basis of assets and
	 	liabilities that give rise to a significant portion of the deferred tax
   asset	and their approximate tax effects are as follows:


                         						                  1998               1997


  		Property and equipment      		          $  15,000           $ 15,000
	  	Deferred revenue      		                   10,000              2,000
	  	Tax operating loss carryforwards  		            - 		          44,000
	  	Tax credit carryforwards                		      -        	    45,000
  		Other			                                 		12,000             28,000

                                       							 37,000            134,000
  		Valuation allowance     		                (37,000)          (134,000)


                        						              $       -           $      -


   	As of December 31, 1998, a valuation allowance equal to the net deferred
	  	tax asset has been recorded, as management is unable to determine that it
    is	more likely than not that the deferred tax asset will be realized.

5. Long-term 	Long-term debt consisted of the following:
   Debt

             		December 31,                           			1998


             		8.25% note payable to a bank, monthly
    		         payments of $741, including interest
     	         through February 2003, secured by
    	        	 a vehicle.                 		            $ 31,124

             		Less current maturities                		   6,528


                                       					            $ 24,596

		Future maturities of long-term debt are:  1999 - $6,528; 2000 - $7,087;
		2001 - $7,695; 2002 - $8,354; and 2003 - $1,460.