Form 10QSB
period 1999-03-31
ZEON CORP /CO/
filed 1999-05-17
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             	Washington, D.C.  20549

	FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended March 31, 1999

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

                              [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at May 1, 1999

Common Stock, No Par Value	      348,825
(Class)	                  		  (Number of Shares)

Transitional  Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                             	ZEON Corporation



                                  	INDEX


Page
Part I - Financial Information

Balance Sheet March 31, 1999 and December 31, 1998       		  3

Statement of Operations - Three Months Ended
  March 31, 1999 and 1998	                             				  5

Statements of Cash Flows - Three Months Ended
  March 31, 1999 and 1998                           			 			  6

Notes to Financial Statements				                         	  7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                     	 10

Part II - Other Information						                         	 12

Signature Page		                                   								 13


                                 	ZEON Corporation
                                  	BALANCE SHEETS

	                                        March 31, 1999		December 31, 1998
                                         	(unaudited)
CURRENT ASSETS
	Cash 							                            $ 275,253	       $ 169,891
	Trade Receivables, Net of Allowance
	for Doubtful Accounts			                  254,503	    	    363,608
	Inventories						                         268,247	    	    224,326
	Prepaid Expenses and Other	                50,615     	     62,480

	TOTAL CURRENT ASSETS                      848,618     	    820,305


	Property and Equipment (net of
	accumulated depreciation and
	amortization)					                        182,872	 	       173,390
	Other							                               42,074		         25,806

	TOTAL NON-CURRENT ASSETS			               224,946    		    199,196


	TOTAL ASSETS		                     			$ 1,073,564	    	$ 1,019,501





                            	ZEON Corporation
                          	BALANCE SHEETS (Continued)

                                      March 31, 1999		December 31, 1998
                                        (unaudited)

CURRENT LIABILITIES
Accounts Payable			              	  	 $ 156,325	      $ 95,910
Accrued Expenses					                    66,427	     		 61,808
Current Portion of Long-Term Debt         6,528      		  6,528
TOTAL CURRENT LIABILITIES		             229,280     			164,246

Long-Term Debt (net of current
portion)						                           22,804       	 24,596

   	TOTAL LIABILITIES		            		   252,084	   	  	188,842

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 348,825 and 349,205
March 31, 1999 and December 31, 1998      34,879  		  	 34,913

Capital in Excess of Stated Value   		   937,239	    		938,297
Deficit							                          (150,638)	    (142,551)

TOTAL SHAREHOLDERS EQUITY	               821,480 	     830,659

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY		           	    $ 1,073,564		 $ 1,019,501


                             	ZEON Corporation
                           	STATEMENT OF OPERATIONS
                                 	(UNAUDITED)

                         					  Three Months Ended  Three Months Ended
                  			 	     			   March 31, 1999       March 31, 1998
Net Sales				                        	$ 611,324          $ 783,957
Cost of Sales				                       410,163            513,746

Gross Profit                       			  201,161    		      270,211

Operating Expenses:
Selling          	                       67,537          	  76,671
General	 	                              112,337	        		  99,917
Research & Development	                  36,582             31,469


                                        216,456        	 	 208,057

Income (Loss) From Operations	          (15,295) 	          62,154


Other Income (Expenses):
     Interest Expense               		     (430)   	     	     -0-
     Interest Income		                    1,222		 	           	362
Other Income (Expenses)	                 10,442              8,060
                                         11,234              8,422


Net Income (Loss)		                    $ (4,061)          	$ 70,576


Earning per share:
  Net Income (Loss)	                 		$  (.012)           $   .202
Weighted Average Common
  Shares Outstanding	                   348,825             349,205


                                 ZEON Corporation
                            	STATEMENTS OF CASH FLOWS
                                    	(UNAUDITED)

                                      Three Months Ended	Three Months Ended
                                        March 31, 1999      March 31, 1998
  Cash Flows From Operating Activities:
     Net Income (Loss) 	              	   	$  (4,061)    	    $    70,576
   Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided By (Used
     In) Operating Activities:
  Depreciation & Amortization           			   13,652			             9,691
  Provisions for Losses on
    Accounts Receivable			                	    2,250	          	 		 2,000
     Gain on Sale of Fixed Assets   	            -0-                  -0-
     Change in Operating Assets & Liabilities:
  Decrease (Increase) in Accts Receivable    106,855 		           (19,033)
  Decrease (Increase) in Inventory		         (43,921) 		           12,681
  Decrease (Increase) in Prepaid Assets	      11,865        		     (9,881)
    Increase (Decrease) in Accts Payable   	  59,860 		            12,775
    Increase (Decrease) in Accrued Expenses  ( 5,673)   	         (21,756)
  TOTAL ADJUSTMENTS:				                  	  131,380         	    (13,523)

  Net Cash Provided By (Used In) Operating
    Activity:		                       					  127,319               57,053

  Cash Flows From Investing Activities:
     Purchase of Capital Assets		           ( 23,134)             (49,554)

  Net Cash Provided by (Used In) Investing
    Activities:				                      		  (23,134)       		    (49,554)

  Cash Flows From Financing Activities:
     Purchase of Common Stock   		        	   (1,092)                  -0-
     Net Increase (Decrease) of
       Long-term Debt		                       (1,792)   	          35,428

  Net Cash Provided By (Used In) Financing
    Activities:					                      	   (2,884)            		35,428

  Net Increase (Decrease) In Cash:			        105,362 		           	49,927

  Cash At Beginning of Period:			            169,891         	    181,533

  Cash At End of Period:				              	$ 275,253    	    	  $ 224,460


                           	ZEON Corporation
                      	NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

Earnings (Loss) Per Share:
Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 348,825 and 349,137 during each of the periods ended March 31, 1999 and December 31, 1998, respectively.

Reclassifications:
Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.	Inventories:

Inventories consist of the following:

                                 March 31,        		December 31,
                                   1999  		            1998
Finished Goods				              	$  75,605          $  60,891
Work-in-process			              	   27,292         	   19,017
Raw Materials           				       165,350	           144,418
                                 $ 268,247          $ 224,326

                           ZEON Corporation
                	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	Notes payable and long-term debt:

The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At March 31, 1999 and December 31 ng under line of credit agreements.

A Company vehicle was purchased and financed with a $36,000 loan.  Terms 	of
the debt are five years and an 8 1/4% interest rate.

4.	Commitments and related party transactions:

In December 1992, the Company entered into an operating lease to	consolidate
its primary manufacturing and office facilities.  The property 	is leased
through January 2003 from a partnership from which T. Bryan Alu, President and Chief Executive Officer of the Company, is a partner.  The lease contains an option to renew for two additional five-year periods and requires monthly
payments of approximately $8,000 with the Company also 	responsible for
maintenance and operating costs.

The Company has an operating lease agreement with an unrelated party for additional manufacturing facilities which requires monthly payments of approximately $6,100 through December 31, 2000 including renewal options. The Company entered into a sublease agreement for this space with an unrelated party through December 31, 2000 for an initial monthly rent of $9,700 and increasing at 5% per year.

On April 29, 1995, The board of directors of the Company adopted the ZEON
Corporation Stock Option Plan (the "Plan").  The Plan was approved by the stockholders at the Company's annual shareholders' meeting held on June 21,
1995.  The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company.  Thirty-five thousand
(35,000) shares of the Company's common stock are available pursuant to the
Plan.  The exercise price for each incentive 	stock option granted shall be
no less than 100% of the fair market value 	(110% of the fair market value
for employees owning more than 10% of the 	Company's	common stock) of the
common stock on the day the option is 	granted.  The exercise price for each
non-qualified stock option granted 	under the Plan will	be the price
established by the board of directors 	which normally is expected to be no
less than 100% of the fair market value of the date the option is granted.
A total of 27,000 non-qualified options 	have been granted under the plan
for officers and employees of the Company, 	which vest ratably over three
years based on the Company achieving certain	predetermined financial targets
each fiscal year end.  These options were 	granted on February 27, 1998,at
an exercise price of $2.00 per share.  In 	February 1999, 9,000 of these
options had expired because certain 	predetermined financial targets were
not met.

	                            ZEON Corporation
                	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	SFAS No. 123, "Accounting for Stock-Based Compensation", requires the
	Company to provide pro forma information regarding net income (loss) and
	net earnings(loss) per share as if compensation costs for the Company's
	stock option plans and other stock awards had been determined in accordance
	with fair value based method prescribed in SFAS No. 123.  The Company
	estimates the fair value of each stock award by using the Black-Scholes
	option-pricing model with the	following weighted-average assumptions used
 for grants in 1998:  no expected dividend yields for all years; expected volatility of 1.0%; risk-free interest rates of 5.0%; and expected lives of three years.  The fair value of the options granted during the year ended December 31, 1998 was approximately $.28 per option.


Effective July 1991 the Company adopted a directors' compensation plan whereby directors will be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of March 31, 1999, no shares had been issued under this plan.

Income Taxes:

	Final payment of income taxes for 1998 was $10,200 versus the $6,200
	provided in the December 31, 1998 financials.  The difference of $4,000 was
	recorded in 1999 as a prior year adjustment.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of
3.7 to 1 as of March 31, 1999, and 5.0 to 1 as of December 31, 1998. With first quarter sales being 7% below last year's fourth quarter and improved collection experience, trade accounts receivable levels have decreased. Inventory levels have increased by $44,000 to address the Company's growing backlog. Capital expenditures were $23,000 for manufacturing equipment. Liquidity from on-going operations is considered adequate to meet requirements.

Results of Operations:

Results of operations for the three months ending March 31, 1999 and 1998

                                    	THREE MONTHS ENDED MARCH 31,
                                          1999 			        1998
Sales:	                                 		$611,324	     		$783,957
Income (Loss):	                             (4,061)		    	  70,576

Sales for 1999 first quarter fell 22% from 1998's first quarter. Net loss for the first quarter of 1999 was $4,061. Despite the Company having a soft year-end backlog, orders for the first quarter of 1999 was $863,000 or 12% over 1998's first quarter. However, turnover in production assembly and skewed orders being in February and March hampered sales in the 1999's first quarter. This has resulted in a above average backlog as of March 31, 1999.

Gross profit margin, as a percentage of sales in the first quarter of 1999, was 33% or down 1.5% from 1998's first quarter. This .9% decrease was due to the product mix and increased production costs.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              	FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Selling expenses decreased by 12% percent over first quarter 1998. The $9,000 decrease resulted from reduced convention and promotion expenses. While convention expenditures have remained relatively constant, the timing of convention attendance is later in the 1999 year.

General and Administrative expenses increased by $12,000 over same period last year. The additional expenses were salaries and the hiring of a manufacturing Vice President.

Research and development increased by $6,000 primarily in salaries.

                    PART II-OTHER INFORMATION

Item 5.  Other information

			None

Item 6.  Exhibits and Reports on Form 8-K

Part A.	None

Part B.	No reports on Form 8-K have been filed for the quarter ended
March 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:        May 15, 1999      		         /s/ T. Bryan Alu
                                 												T. Bryan Alu
  				                                         President



                                          /s/  R.G. Routt
                                     									R. G. Routt
                                         Corporate Controller