Form 10QSB
period 1999-06-30
ZEON CORP /CO/
filed 1999-08-10
CIK 796513

[TYPE]  10-QSB
[TEXT]

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
    For the quarterly period ended June 30, 1999

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

                                   [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at June 30, 1999

          Common Stock, No Par Value             348,597
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                        ZEON Corporation
                             INDEX



                                                            Page

Part I - Financial Information

Balance Sheet June 30, 1999 and December 31, 1998             3

Statement of Operations - Three Months Ended
          June 30, 1999 and 1998                              5

Statement of Operations - Six Months Ended
          June 30, 1999 and 1998                              6

Statements of Cash Flows - Six Months Ended
          June 30, 1999 and 1998                              7

Notes to Financial Statements                                 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11
Part II - Other Information                                  13

Signature Page                                               14



                             ZEON Corporation
                              BALANCE SHEETS
                                        June 30, 1999     Dec. 31,1998
                                        (unaudited)
  CURRENT ASSETS
    Cash                                 $ 148,863          $ 169,891
    Trade Receivables, Net of Allowance
     for Doubtful Accounts                  402,477            363,608
    Inventories                             315,367            224,326
    Prepaid Expenses and Other               42,919             62,480

     TOTAL CURRENT ASSETS                   909,626            820,305


    Property and Equipment (net of
     accumulated depreciation and
     amortization)                          170,798            173,390
    Other                                   33,506              25,806

     TOTAL NON-CURRENT ASSETS               204,304            199,196


     TOTAL ASSETS                       $ 1,113,930        $ 1,019,501
                                         -----------         ---------




                             ZEON Corporation
                        BALANCE SHEETS (Continued)
                                        June 30, 1999  Dec31,1998
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $ 139,399       $ 95,910
Accrued Expenses                            46,706         65,835
Line of Credit                              72,000           -0-
Current Portion of Long-Term Debt            6,528          6,528
     TOTAL CURRENT LIABILITIES             264,633        168,273

Long-Term Debt (net of current
     portion)                               21,201         24,596

     TOTAL LIABILITIES                     285,834        192,869

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 348,825 and 349,205
June 30, 1999 and December 31, 1998         34,866         34,913

Capital in Excess of Stated Value          936,868        938,297
Deficit                                   (143,638)      (146,578
     TOTAL SHAREHOLDERS EQUITY             828,096        826,632

TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY               $ 1,113,930     $1,019,501
                                        -----------   -----------

                             ZEON Corporation
                         STATEMENT OF OPERATIONS
                               (UNAUDITED)
                          Three Months Ended  Three Months  Ended
                           June 30, 1999       June 30, 1998
Net Sales                   $   798,276          $ 780,966
Cost of Sales                   568,737            516,928

Gross Profit                    229,539            264,038

Operating Expenses:
  Selling                        85,888             70,112
  General                       108,476            106,423
  Research & Development         35,735             36,510


                                230,099            213,045

Income (Loss) From Operations     ( 560)            50,993


Other Income (Expenses):
  Interest   Expense             (1,104)                0
  Interest Income                 1,085              1,257
  Other Income (Expenses)         8,199             14,323
                                  8,180             15,580

Income Taxes                        620                -0-

Net   Income                 $    7,000         $   66,573
                               ---------          ---------


Earning per share:
  Net  Income                 $     .02         $      .19
                               ---------          ---------
Weighted Average Common
  Shares Outstanding            348,841            349,205



                             ZEON Corporation
                         STATEMENT OF OPERATIONS
                               (UNAUDITED)
                         Six  Months Ended    Six Months  Ended
                            June 30, 1999        June 30, 1998
Net Sales                   $ 1,409,600        $ 1,564,923
Cost of Sales                   978,900          1,029,256

Gross Profit                    430,700            535,667

Operating Expenses:
  Selling                       153,425            146,783
  General                       220,813            206,340
  Research & Development         72,317             67,978


                                446,555            421,101

Income (Loss) From Operations   (15,855)           114,566


Other Income (Expenses):
   Interest  Expense             (1,534)            (   42)
   Interest Income                2,307              1,661
   Other Income (Expenses)       18,642             22,382
                                 19,415             24,001

Income Taxes                        620                -0-

Net Income                   $    2,940        $   138,567
                               ---------          ---------


Earning per share:
  Net   Income               $      .01        $       .40
                               ---------          ---------
Weighted Average Common
  Shares Outstanding            348,841            349,205





                             ZEON Corporation
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                     SixMonthsEnded  SixMonthsEnded
                                     June 30, 1999  June 30, 1998
Cash Flows From Operating Activities:
     Net Income                           $   2,940  $  138,567
Adjustments to Reconcile Net Income
     to Net Cash Provided By (Used
     In) Operating Activities:
    Depreciation & Amortization              19,845       19,755
    Provisions for Losses on
       Accounts  Receivable                   4,500        5,000
Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Receivable (43,369)    (107,215)
    Decrease (Increase) in Inventory        (91,041)      15,745
    Decrease (Increase) in Prepaid Assets    19,561      (23,900
    Increase (Decrease) in Accts Payable     43,489        3,487
    Increase (Decrease) in Accrued Exps     (19,129     (    128)
  TOTAL ADJUSTMENTS:                        (66,144)     (87,256)

  Net Cash Provided By (Used In) Operating
    Activity:                               (63,204)      51,311

  Cash Flows From Investing Activities:
     Proceeds from sale of Fixed Assets       1,300        6,000
     Purchase of Capital Assets            ( 26,253)     (61,263)

  Net Cash Provided by (Used In) Investing
    Activities:                             (24,953)     (55,263)

  Cash Flows From Financing Activities:
     Purchase of Common Stock                (1,476)         -0-
     Debt for Capital Purchases                 -0-       33,207
     Proceeds from Line of Credit            72,000          -0-
     Net Increase (Decrease) of
       Long-term Debt                        (3,395)         -0-

  Net Cash Provided By (Used In) Financing
    Activities:                              67,129       33,207

  Net Increase (Decrease) In Cash:          (21,028)      29,255

  Cash At Beginning of Period:              169,891      181,533

  Cash At End of Period:                  $ 148,863    $ 210,788
                                          ---------    ---------

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

     Earnings (Loss) Per Share:
     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 348,841 and 349,137 during each of the periods ended June 30, 1999 and December 31, 1998, respectively.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:

     Inventories consist of the following:
                                              June 30,  Dec. 31,
                                                1999      1998
          Finished Goods                     $  80,743  $  60,891
          Work-in-process                       21,328     19,017
          Raw Materials                        213,296    144,418
                                             $ 315,367  $ 224,326
                                             ---------  ---------

                        ZEON Corporation
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At June 30, 1999 and
     December 31, 1998, $72,000 and $ -0- amounts were outstanding under the line of credit agreements, respectively.

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

     On April 29, 1995, The board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan").
     The Plan was approved by the stockholders at the Company's annual shareholders' meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan.  The exercise price for each incentive  stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the  option is granted.  The exercise price  for each non- qualified stock option granted under the Plan wil be the price established by the board of directors which normally is expected to  be no less than 100% of the fair
     market value on the date the option is  granted. A total of
     27,000 non-qualified options have been granted under the     plan
     for officers and employees of the Company, which vest ratably over Six years based on the Company achieving certain
     predetermined financial targets each fiscal year end.   These
     options were granted on February 27, 1998,at an exercise price of $2.00 per share. In February 1999, 9,000 of these options had expired because certain predetermined financial targets were not met.

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

      Effective July 1991 the Company adopted a directors' compensation plan to allow for the compensation of directors with restricted common stock of the Company in exchange for services provided. Under the plan, shares issued are valued based upon the market value of the stock as determined by the Company.
      As of June 30, 1999, no shares had been issued under this plan.

5.   Income Taxes:

      Final  payment of income taxes for 1998 was $10,200  versus
      the  $6,200 provided in the December 31, 1998 financials.     The
      difference of $4,000 was recorded in 1999 as a prior year adjustment.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Factors That May Affect Operating Results

The statements contained in this Form 10-QSB that are not purely historical are forward looking statements within the meaning of federal securities laws, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 3.4 to 1 as of June 30, 1999, and 5.0 to 1 as of December 31, 1998. Despite 1999's first half sales being 10% below last year's first half, collection experiences remained constant and inventory turnover improved slightly. Inventory levels have increased by $91,000 to address the Company's growing backlog. Capital expenditures were $23,000 for manufacturing equipment. Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results  of operations for the Three months ending June 30,  1999 and 1998

                                THREE MONTHS ENDED JUNE 30,

                                 1999                 1998

          Sales:             $ 798,276             $ 780,966
          Income:                7,000                66,573


Orders received for the quarter were $750,000 or $50,000 greater than second quarter 1998. Although sales increased 2% over 1998's second quarter, gross profit percentage fell 5 points to
28.8%.   The  hiring  of senior manufacturing  management  (1.2),
extraordinary  airfreight costs (1.8) and unfavorable  product  mix
(2.0)   accounted  for  the  gross  profit  decrease.   Operating
expenses increased by $17,000 over last year's second quarter primarily in Selling Expense.

Selling Expense increased from $70,000 to $86,000 from 1998's second quarter to 1999's second quarter. All of this increase resulted from additional convention and related travel expenses.

Current second quarter General and Administrative Expenses rose by $2,000 to $108,000 over same period last year. The increase was due to reinstatement of full time Controller and the hiring of manufacturing manager. Such increase was partially offset by reduced payroll for office staff. (In second quarter 1998, the Controller's salary was partially allocated to production costs.)

Research  and Development Expense remained constant at a  $36,000 level.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS:



Results of operations for the Six months ending June 30, 1999 and
1998

                                 SIX MONTHS ENDED JUNE 30,

                                 1999                 1998

          Sales:            $1,409,600            $1,564,923
          Income:                2,940               138,567


Sales  for  1999  first  half fell 10% from  1998's  first  half.
Modest profit made in the second quarter offset first quarter's loss, resulting in a net income of $2,940. Despite the Company having a soft year-end backlog, orders for the first half of 1999 were $1,618,000 or 11% over 1998's first half. However, personnel turnover in production assembly and other capacity issues hampered shipments in the 1999's first half. This has resulted in an above average backlog as of June 30, 1999.

Gross profit margin, as a percentage of sales in the first half of 1999, was 31% or down 3.6 points from 1998's first half. This point drop was due to lower volume/product mix (2.2 points), additional manufacturing manager payroll (.6), and extraordinary freight (.8).

Selling  expenses increased by 4% percent over first  half  1998.
The $6,000 increase resulted from convention and related travel expenses.

General and Administrative expenses increased by $15,000 over same period last year. The additional expenses were salaries related to reinstatement of full time Controller and the hiring of a manufacturing manager mid-1998. (In the first half of 1998, the Controller's salary was partially allocated to production costs.)

Research  and  development  increased  by  $4,000  primarily   in
salaries and prototype supplies.

                    PART II-OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security-Holders

     The Company had its annual shareholders' meeting on July 30,
1999.   The  following sets forth the matters acted  upon  at
such meeting and the voting results with respect to each matter:

                                        For       Withheld
          1.) Election of Directors
                    T. Bryan Alu        284,285        77
                    Alan M. Bloom       284,285        77
                    Jay R. Beyer        284,285        77

Item 5.  Other information

               None

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B. No reports on Form 8-K have been filed for the quarter ended
               June 30, 1999.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:         August  6,  1999                /s/  T.  Bryan  Alu
                                             T. Bryan Alu
                                             President



                                             /s/     R.G.   Routt
                                             R. G. Routt
                                             Corporate Controller