Form 10QSB
period 1999-09-30
ZEON CORP /CO/
filed 1999-11-15
CIK 796513

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 1999

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

                                   [x] Yes      [ ] No

Number of shares of Common Stock Outstanding at September 30, 1999

          Common Stock, No Par Value             348,665
                    (Class)               (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [x] No

                        ZEON Corporation
                             INDEX



                                                            Page

Part I - Financial Information

Balance Sheet September 30, 1999 and December 31, 1998        3

Statement of Operations - Three Months Ended
          September 30, 1999 and 1998                         5

Statement of Operations - Nine Months Ended
          September 30, 1999 and 1998                         6

Statements of Cash Flows - Nine Months Ended
          September 30, 1999 and 1998                         7

Notes to Financial Statements                                 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     11
Part II - Other Information                                  13

Signature Page                                               14


                             ZEON Corporation
                              BALANCE SHEETS


                                        Sept.30, 1999       December 31, 1998
                                        (unaudited)
    CURRENT ASSETS
    Cash                                 $ 135,434           $  169,891
    Trade Receivables, Net of Allowance
     for Doubtful Accounts                  413,525             363,608
    Inventories                             261,427             224,326
    Prepaid Expenses and Other               26,732              62,480

     TOTAL CURRENT ASSETS                   837,118             820,305


    Property and Equipment (net of
     accumulated depreciation and
     amortization)                          157,774             173,390
    Other                                    40,108              25,806

     TOTAL NON-CURRENT ASSETS               197,882             199,196


     TOTAL ASSETS                       $ 1,035,000         $ 1,019,501
                                         -----------         ----------


                             ZEON Corporation
                        BALANCE SHEETS (Continued)

                                        Sept.30, 1999  December 31, 1998
                                          (unaudited)

CURRENT LIABILITIES
Accounts Payable                         $ 117,537              $ 95,910
Accrued Expenses                            57,383                65,835
Line of Credit                              21,700                  -0-
Current Portion of Long-Term Debt            6,528                 6,528
     TOTAL CURRENT LIABILITIES             203,148               168,273

Long-Term Debt (net of current
     portion)                               20,305                24,596

     TOTAL LIABILITIES                     223,453               192,869

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 348,665 and 349,137
September 30, 1999 and December 31, 1998    34,862                34,913

Capital in Excess of Stated Value          936,776               938,297
Deficit                                   (160,091)             (146,578)

     TOTAL SHAREHOLDERS EQUITY             811,547               826,632

TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY               $ 1,035,000           $ 1,019,501
                                        -----------           -----------


                             ZEON Corporation
                         STATEMENT OF OPERATIONS
                               (UNAUDITED)

                        Three Months Ended   Three Months Ended
                        September 30, 1999   September 30, 1998
Net Sales                   $   791,243          $ 645,813
Cost of Sales                   570,516            436,250

Gross Profit                    220,727            209,563

Operating Expenses:
  Selling                        91,631             83,207
  General                       115,702            124,385
  Research & Development         37,477             36,414


                                244,810            244,006

Income (Loss) From Operations   (24,083)           (34,443)


Other Income (Expenses):
     Interest Expense            (1,673)             1,689
     Interest Income                724               (924)
     Other Income (Expenses)      8,672              7,684
                                  7,723              6,919

Income Taxes                         92

Net(Loss)                      $(16,452)          $(27,524)
                               ---------          ---------


Earning per share:
  Net (Loss)                   $   (.05)          $   (.08)
                               ---------          ---------
Weighted Average Common
  Shares Outstanding             348,901           349,182




                             ZEON Corporation
                         STATEMENT OF OPERATIONS
                               (UNAUDITED)

                       Nine Months Ended    Nine Months Ended
                       September 30, 1999   September 30, 1998
Net Sales                   $ 2,200,843        $ 2,210,736
Cost of Sales                 1,549,416          1,465,506

Gross Profit                    651,427            745,230

Operating Expenses:
     Selling                    245,056            229,990
     General                    336,515            330,725
     Research & Development     109,794            104,392


                                691,365            665,107

Income (Loss) From Operations   (39,938)            80,123


Other Income (Expenses):
     Interest Expense            (3,207)            (1,731)
     Interest Income              3,031              2,585
     Other Income (Expenses)     27,313             30,066
                                 27,137             30,920

Income Taxes                        712                -0-

Net (Loss) Income            $  (13,513)          $ 111,043
                               ---------          ---------


Earning per share:
      Net (Loss) Income      $     (.04)          $     .32
                               ---------          ---------
Weighted Average Common
   Shares Outstanding            348,901            349,182




                             ZEON Corporation
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                      Nine Months Ended   Nine Months Ended
                                     September 30, 1999    September 30, 1998
  Cash Flows From Operating Activities:
      Net  Income (Loss)                 $ (13,513)           $ 111,043
  Adjustments to Reconcile Net Income
     to Net Cash Provided By (Used
     In) Operating Activities:
    Depreciation & Amortization             27,136                30,295
    Provisions for Losses on
      Accounts Receivable                    6,750                 8,000
     Gain  from  the  Sale of Assets           -0-                (6,000)
  Change in Operating Assets & Liabilities:
    Decrease (Increase) in Accts Receivable(56,667)              (34,584)
    Decrease (Increase) in Inventory       (37,101)               27,225
    Decrease (Increase) in Prepaid Assets   35,748               (13,621)
       Increase (Decrease) in Accts Payable (3,994)              (28,438)
       Increase (Decrease) in Accrued Exps  17,169               (12,503)
  TOTAL ADJUSTMENTS:                       (10,959)              (29,626)

  Net Cash Provided By (Used In) Operating
    Activity:                              (24,472)               81,417

  Cash Flows From Investing Activities:
     Proceeds from sale of Fixed Assets      1,300                 6,000
     Purchase of Capital Assets            (27,122)              (65,866)

  Net Cash Provided by (Used In) Investing
    Activities:                            (25,822)              (59,866)

  Cash Flows From Financing Activities:
     Purchase of Common Stock               (1,572)                 (137)
     Debt for Capital Purchases                -0-                 6,169
     Proceeds from Line of Credit           72,000                   -0-
     Payments on line of Credit            (50,300)                  -0-
     Net Increase (Decrease) of
       Long-term Debt                       (4,291)               (3,495)

  Net Cash Provided By (Used In) Financing
    Activities:                             15,837                32,537

  Net Increase (Decrease) In Cash:         (34,457)               54,088

  Cash At Beginning of Period:             169,891               181,533

  Cash At End of Period:                 $ 135,434             $ 235,621
                                          ---------             ---------


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

     Earnings (Loss) Per Share:
     Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 348,901 and 349,182 during each of the periods ended September 30, 1999 and December 31, 1998, respectively.

     Reclassifications:
     Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.   Inventories:

     Inventories consist of the following:

                                             September 30,  December 31,
                                                1999           1998
          Finished Goods                     $ 129,956      $  60,891
          Work-in-process                        7,798         19,017
          Raw Materials                        123,673        144,418
                                             $ 261,427      $ 224,326
                                              ---------      ---------

                               ZEON Corporation
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   Notes payable and long-term debt:

     The Company has a line-of-credit commitment from its bank for borrowings of up to $100,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At September 30, 1999 and December 31, 1998, $21,700 and $ -0- amounts were outstanding under the line of credit agreements, respectively.

     A Company vehicle was purchased and financed with a $36,000 loan. Terms of the debt are five years and an 8 1/4% interest rate.

4.   Commitments and related party transactions:

     In December 1992, the Company entered into an operating lease to consolidate its primary manufacturing and office facilities. The property is leased through January 2003 from a partnership in which T.Bryan Alu, President and Chief Executive Officer of the Company, is a partner. The lease contains an option to renew for two additional five-year periods and requires monthly payments of approximately $8,000 with the Company also responsible for maintenance and operating costs.

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

     On April 29, 1995, The board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholders' meeting held on June 21,
     1995.   The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. A total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company, which vest ratably over six years based on the Company achieving certain predetermined financial targets each fiscal year end. These options were granted on February 27, 1998,at an exercise price of $2.00 per share. In February 1999, 9,000 of these options had been terminated because certain predetermined financial targets were not met.

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

      Effective July 1991 the Company adopted a directors' compensation plan to allow for the compensation of directors with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of September 30, 1999, no shares had been issued under this plan.

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

Financial Condition:

The  liquidity of ZEON Corporation remains adequate, with a current  ratio  of
4.1 to 1 as of September 30, 1999, and 4.9 to 1 as of December 31, 1998. While 1999's first nine months' sales approximated sales for same period last year, collection experiences and inventory turnover declined slightly. Inventory levels have increased by $37,000 to address the Company's growing backlog. Capital expenditures were $26,000 for manufacturing equipment.
Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the Three months ending September 30, 1999 and 1998

                                THREE MONTHS ENDED SEPTEMBER 30,

                                 1999                  1998

          Sales:             $ 791,243             $ 645,813
          Income:              (16,452)              (27,524)


Orders received for the quarter were $764,000 or $137,000 greater than third quarter 1998. Although sales increased 22% over 1998's third quarter, gross profit percentage fell 4.5 points to 27.9%. Significant product mix (2.9) and higher production costs (2.6) accounted for the gross profit decrease. Operating expenses increased by $1,000 over last year's third quarter.

Selling Expense increased from $83,000 to $91,000 from 1998's third quarter to
1999's   third  quarter.   All  of  this  increase  resulted  from  additional
convention and related travel expenses.

Current third quarter General and Administrative Expenses dropped by $8,000 to $116,000 over same period last year. The decrease was salary office staff reduction.

Research   and   Development   Expense  increase   approximately   $1,000   to
approximately $37,000, primarily as a result of salary adjustments.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS:



Results of operations for the Nine months ending September 30, 1999 and 1998

                                 NINE MONTHS ENDED SEPTEMBER 30,

                                 1999                       1998

          Sales:            $2,200,843            $2,210,736
          Income:              (13,513)              111,043


Sales for 1999 first nine months decreased by $10,000 from 1998's same period. Despite the Company having a soft year-end backlog for 1998, orders for the first nine months of 1999 were $2,2383,000 or 14% over 1998's first nine months. However, turnover in production assembly and capacity issues hampered shipments in the 1999's first half. Sales are recognized at the time of shipment. Shipments were hampered primarily due to the attrition of production employees and the resulting loss of efficiency while training replacement personnel. Production capacities are expected to improve in the beginning of the fourth quarter of 1999, as a result of improved efficiencies of new production employees and the use of contract production sources.

Gross profit margin, as a percentage of sales in the first nine months of 1999, was 30% or down 4.1 points from 1998's first nine months. This point drop was due to lower volume/product mix (1.7 points), additional manufacturing manager/staff payroll (1.8), and significant non-recurring freight(.6). Gross profit fell $94,000. Increased production capacities and absence of non-recurring significant freight expense are expected to have a positive impact on gross profit margins beginning in the fourth quarter. While the product mix is trending toward higher volume/lower margin accounts, the gross profit percentageis anticipated to decline; however, the overall gross margin dollars are expected to improve.

Selling expenses increased by 6.5 percent over first nine months of 1998. The $15,000 increase resulted from convention and related travel expenses.

General and Administrative expenses increased by $16,000 over same period last year. The additional expenses were salaries related to reinstatement of full time Controller and the hiring of a manufacturing manager mid-1998. The increase was partially offset by reduced office staff. (In the first half of 1998, the Controller's salary was partially allocated to production costs.)

Research and development increased by $5,000 primarily in salaries and prototype supplies.

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

Item 5.  Other information

     The Company recently was named as the national supplier of neon and other related illuminated signs for Heineken USA Inc. by the Ryan Partnership. The Ryan Partnership designs and coordinates the purchasing of Heineken's point of purchase merchandise program. The exact annual value of the Heineken account is contractually confidential and subject to periodic adjustments and may be terminated by either party given short-term notice. However, historical annual volumes exceed $1,000,000- potentially making this the Company's largest account. Shipments to Heineken's distributors will begin in late 1999 or early 2000.

Item 6.  Exhibits and Reports on Form 8-K

     Part A.   None

     Part B. Form 8-K dated August 19,1999 was filed noting a change in registrant's certifying accountant firm. BDO Seidman, the former certifying accountant firm, was notified on August 19, 1999 that their services were no longer required.

               Another form 8-K dated August 19, 1999 was filed noting the engagement of Hein + Associates to perform the registrant's audit services.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November   15,   1999                   /s/   T. Bryan  Alu
                                                   T. Bryan Alu
                                                   President



                                               /s/   R.G.Routt
                                                   R. G. Routt
                                                   Corporate Controller