Form 10KSB
period 1999-12-31
ZEON CORP /CO/
filed 2000-03-29
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1999

Commission file Number 33-6859-D
                       ---------


                                ZEON Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                         84-0827610
-------------------------------                    -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 1500 Cherry Street, Louisville, Colorado                        80027
-------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (303) 666-9400
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:   None.
                                                              -----
Securities registered pursuant to Section 12(g) of the Act:   None.
                                                              -----

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $3,014,900.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on March 15, 2000) was approximately $517,100.

As of March 15, 2000, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 344,717.

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

The Company is engaged entirely in the manufacture and sale of neon and fluorescent backlit illuminated signs and related products. In May 1995, the Company sold its Electronic Display Division to Colorado Time System, Inc., a Colorado Company in the electronic display business. The Company recognized an one-time gain on the sale of this Division's assets of approximately $44,000 in 1995.

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

As of December 31, 1999, the Company had 30 full-time employees.

The following sets forth sales revenue from unaffiliated customers:

                                               Sales
                                            ----------
                           1999             $3,014,900
                           1998             $2,865,800
                           1997             $2,674,300

Manufacturing. The Company manufactures its neon window signs at its facilities in Louisville, Colorado. The Company began importing neon signs components in 1999, and began subcontracting completed sign products to offshore suppliers. The Company expects to increase the use of these offshore resources as a compliment to its internal production capacity.

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

Markets. The Company markets primarily to the national chain/franchise market for point-of-purchase products and logo signs. The custom signs are used by our customers as product/service promotion and customer name/brand recognition. ZEON Corporation also markets "generic" signs, such as OPEN signs, in various markets.

ZEON Corporation expanded its marketing in 1999 to attract high volume neon sign customers, primarily in the beverage industry. The Company was successful in its efforts securing a contract in the fourth quarter to provide neon signs for Heineken USA. The sales of this contract are expected to exceed one million dollars over the year 2000.

Distribution. The neon products are marketed by the Company's in-house staff through direct contact and presence at selected trade shows. Independent sales representatives are also used as a selling channel. Dealers are being used as a distribution channel for the Zeon(R) Neo-grid(R) product line, described below under "Developments".

Competition. The industry in which the Company competes is highly fragmented, very competitive and primarily characterized in all market segments with small, privately held companies, of a comparable size and financial strength as ZEON Corporation. The competition is primarily based on product quality, service and price.

Developments. A compliment to the Zeon Corporation's neon products was developed in 1995, using fluorescent tubes instead of neon tubes. A unique process of combining the fluorescent tubes with specular reflectors enables this new illuminated sign to successfully emulate the brightness of neon while offering the cost advantages and visual flexibility of a traditional lightbox.

In 1999, the Company continued development on a unique neon power supply design, for which a patent was applied for in 1998. The commercial introduction of the power supply is expected to be in late 2000. The Company spent $154,500 and $137,700 for 1999 and 1998, respectively, for research and product design development.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no material costs associated with warranty claims.

Item 2. Properties.

Effective December 1992, the Company leased 17,500 square feet, located at 1500 Cherry Street in Louisville, Colorado, for its combined manufacturing and office operations. In April 2000, the Company will expand its facilities to include 9,600 square feet of additional space adjacent to existing manufacturing and office facility. A new ten (10) year lease with a five (5) year option has been executed for a total monthly rent of $15,995 for the entire space. The rent for each term is increased by 3.5% annually. The total 22,100 square feet facility is leased from a partnership in which T.Bryan Alu, President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner.

Effective March 1992, the Company leased approximately 17,000 square feet as a production facility in Boulder, Colorado at a monthly rate of approximately $6,200 from an unrelated party. The original term of this lease expired in February 1996, with the option for five one-year renewals. To date, all of the renewal options have been exercised. The Company vacated this facility in December 1992, and subleased the entire space for a monthly rate of $10,700. The sublease expires on December 31, 2000. A real estate commission for the long-term sublease amounted to $52,000 that was partially financed by a note held by the real estate company. This note was paid off in 1996.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 1999.

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

                                                 High           Low
                                                -----          -----
Fourth quarter ended December 31, 1999          $ NQ           $ NQ
Third quarter ended September 30, 1999            NQ             NQ
Second quarter ended June 30, 1999                NQ             NQ
First quarter ended March 31, 1999               2.75           2.75

Fourth quarter ended December 31, 1998           2.00           2.00
Third quarter ended September 30, 1998           2.00           2.00
Second quarter ended June 30, 1998               2.00           2.00
First quarter ended March 31, 1998               2.50           2.00

                                                 NQ= no qoute available


On March 15, 2000, the closing bid and ask price of common stock of the Company was $ 1.50.

At March 15, 2000, there are approximately 500 recordholders of the Company's common stock.

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

Financial Condition

The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 2.5 to 1 at December 31, 1999, compared to a 5.0 to 1 at December 31, 1998. The 1999 current ratio declined due to the line of credit balance ($ 220,811) existing at December 31, 1999.

The cash decrease for 1999 was $24,370; however, operations funding and line of credit financing provided sufficient cash to cover operational and capital expenditures. Capital expenditures for 1999 were $ 36,200 for factory equipment, which will add capacity and better quality.

The Company believes that during the next twelve months, new business demands will require significant funding to address new market expansion needs and to purchase related inventories. Capital expenditures for 2000 are anticipated to be approximately $75,000 for facility improvements/expansion, production equipment and tooling. Cash generated by operating activities, cash and cash equivalents and the Company's $500,000 bank line of credit commitment will be sufficient for its immediate capital and operating needs. However, the Company has requested and has been approved for an increased line of credit from $500,000 to $750,000.

Results of Operations:

Results of Operations 1999 Compared to 1998

                                                1999            1998
                                                ----            ----
Sales                                         $3,014,900     $2,865,800
Gross Profit Margin                                   32%            34%
Net Income                                    $   82,800     $  115,500


The 1999 sales rose 5% over 1998, due mainly to additional sales from new customers in the newly added beverage markets. The gross profit decline of 2% was primarily product mix (1%) and added production management (1%). With future sales being anticipated from our new beverage customers, inhouse production complimented by foreign suppliers are being increased to meet the demand. The higher volume incremental sales are expected to modestly lower our overall gross profit margin.

Operating Expenses increased from 1998's $900,800 to 1999's $927,600, or 3%. General and Administrative expenses declined by $13,500 from 1998's $465,500 to 1999's $452,000. Overall expenses, i.e. bad debt, insurance and supplies decrease was partially offset by modest salaries increases.

Selling Expenses increased by $23,500 due to conventions and related travel and commissions. Marketing efforts were expanded to serve the beverage industry.

Research and Development Expense increased by $16,800 over prior year levels due mainly to the development of power supply accessory and overseas travel to qualify a key supplier. Development costs include outside design services and related travel expense.

Other income decreased from $1998's 41,000 to 1999's $33,100. Interest incurred from line of credit advances and the absence of prior year equipment sale contributed to the decrease. The Company recognized a total income tax benefit in 1999 of $27,900. Prior to 1999, the Company provided for a total valuation allowance on its deferred tax assets, as management was unable to determine that it was more likely than not that the deferred tax asset would have been realized. Management believes that consistent income performance and projected future income has warranted recognition of a deferred tax asset with no valuation allowance as of December 31, 1999. Accordingly, the Company recognized a tax benefit of $37,000 in 1999.

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

Year 2000 Effects

The Company did not experience any material adverse effects from the Year 2000 computer problem. The Company purchased replacement software during 1999 to address the Year 2000 issue for a total cost of $10,000.

ITEM 7. Financial Statements.

See the Financial Statements of ZEON Corporation included herein and referenced on the Index to Financial Statements set forth in Item 13 of this Form 10-KSB.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.


Name                 Age     Position (Director Since)
----                 ---     -------------------------
T. Bryan Alu         49      President, CEO and Chairman of the Board (1980)

Alan M. Bloom        49      Executive VP, VP of Marketing, Secretary/Treasurer
                             and Director (1980)

Ruel G. Routt        50      Corporate Controller

Jay R. Beyer         38      Director (1996)


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

                        Summary Compensation Table

Name and Principal Position       Year     Salary      Bonus
---------------------------       ----     ------      -----
T. Bryan Alu,                     1999    $112,800    $   -0-
  President, C.E.O.               1998     111,500      3,600
                                  1997      99,500     18,000





On April 29, 1995, the board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholder's meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. As of the date of filing this 10-KSB, a total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company. These options were granted on February 27, 1998, at an exercise price of $2.00 per share. The fair market of the 27,000 options at the date of grant is valued at $7,560. As of February 2000, 18,000 options terminated without being exercised, leaving 9,000 outstanding under the plan's terms.

Effective July 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 1999, no shares have been issued under this plan.

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

                                     No. Of Shares
                                      Beneficially         Percentage
Name and Address                         Owned              Of Class
----------------                     --------------        ----------
T. Bryan Alu                           175,894 (1)            51.0%
727 8th Street
Boulder, CO  80302

Alan M. Bloom                           22,033 (2)             6.4%
6028 Flagstaff Road
Boulder, CO  80302

All Directors and                      197,927                57.4%
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

Item 12. Certain Relationships and Related Transactions.

Effective December 1992, the Company leased 17,500 square feet, located at 1500 Cherry Street in Louisville, Colorado, for its combined manufacturing and office operations. In April 2000, the Company will expand its facilities to include 9,600 square feet of additional space adjacent to existing manufacturing and office facility. A new ten (10) year lease with a five (5) year option has been executed for a total monthly rent of $15,995 for the entire space. The rent for each term is increased by 3.5% annually. The total 22,100 square feet facility is leased from a partnership in which T.Bryan Alu, President, Chief Executive Officer and a principal shareholder of the Company, is a 50% partner.

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

(99) Stock Option Plan (Incorporated by reference to Exhibit B to December 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended December 31, 1999.

(c) Financial data schedule 27.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ZEON CORPORATION

BY:  /s/ T. Bryan Alu
    -------------------
    T. Bryan Alu
    Chairman of the Board, Director,
    Chief Executive Officer and President

DATE:    March 29, 2000
         --------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:      /s/ T. Bryan Alu
         ---------------------
         T. Bryan Alu
         Chairman of the Board, Director,
         Chief Executive Officer and President

DATE:    March 29, 2000
         --------------


BY:      /s/ Alan M. Bloom
         ---------------------
         Alan M. Bloom
         Treasurer and Director

DATE:    March 29, 1999
         --------------


BY:      /s/ Ruel G. Routt
         ---------------------
         Ruel G. Routt
         Corporate Controller

DATE:    March 29, 1999
         --------------

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditor's Report..............................................F-2

Balance Sheet - December 31, 1999.........................................F-3

Statements of Income - For the Years Ended
December 31, 1999 and 1998................................................F-4

Statements of Shareholders' Equity -
For the Years Ended December 31, 1999 and 1998............................F-5

Statements of Cash Flows - For the Years Ended
December 31, 1999 and 1998 ...............................................F-6

Notes to Financial Statements.............................................F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
ZEON Corporation
Louisville, Colorado

We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 1999, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Denver, Colorado
March 17, 2000

                                ZEON CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                        $  145,521
    Trade receivables, less allowance of $25,645 for possible losses                    467,320
    Inventories                                                                         429,848
    Prepaid inventory                                                                   110,590
    Prepaid expenses and other                                                           59,666
                                                                                     ----------
         Total current assets                                                         1,212,945

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                             294,309
    Leasehold improvements                                                               59,280
    Vehicles                                                                             45,668
    Furniture and fixtures                                                                8,408
                                                                                     ----------
                                                                                        407,665

    Less accumulated depreciation and amortization                                     (251,471)
                                                                                     ----------
         Net property and equipment                                                     156,194

OTHER ASSETS                                                                             28,360
                                                                                     ----------
TOTAL ASSETS                                                                         $1,397,499
                                                                                     ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $  160,708
    Accrued expenses                                                                     69,683
    Customer deposits                                                                    20,694
    Revolving line-of-credit                                                            220,811
    Current maturities of long-term debt                                                  6,528
                                                                                     ----------
         Total current liabilities                                                      478,424

LONG-TERM DEBT, less current maturities                                                  18,069
                                                                                     ----------
TOTAL LIABILITIES                                                                       496,493

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, no par value; ($.10 stated value) 100,000,000 shares
         authorized; 344,717 outstanding                                                 34,471
    Additional paid-in capital                                                          926,310
    Accumulated deficit                                                                 (59,775)
                                                                                     ----------
         Total shareholders' equity                                                     901,006
                                                                                     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $1,397,499
                                                                                     ==========



              See accompanying notes to these financial statements.

                                ZEON CORPORATION

                              STATEMENTS OF INCOME

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                            --------------------------------
                                                                1999                1998
                                                            -------------      -------------

NET SALES                                                   $   3,014,879      $   2,865,754

    Cost of sales                                               2,065,531          1,884,313
                                                            -------------      ---------

GROSS PROFIT ON SALES                                             949,348            981,441

OPERATING EXPENSES:
    General and administrative                                    451,965            465,513
    Selling                                                       321,135            297,523
    Research and development                                      154,480            137,739
                                                            -------------      -------------
         Total operating expenses                                 927,580            900,775
                                                            -------------      -------------

INCOME FROM OPERATIONS                                             21,768             80,666

OTHER INCOME:
    Interest, net                                                  (2,524)               685
    Other income, net                                              35,632             40,325
                                                            -------------      -------------
         Total other income                                        33,108             41,010
                                                            -------------      -------------

INCOME BEFORE INCOME TAXES                                         54,876            121,676

INCOME TAX BENEFIT (EXPENSE)

    Current                                                        (9,100)            (6,200)
    Deferred                                                       37,000                  -
                                                            -------------      -------------
         Total income tax benefit (expense)                        27,900             (6,200)
                                                            -------------      -------------

NET INCOME                                                  $      82,776      $     115,476
                                                            =============      =============

NET INCOME PER SHARE OF COMMON STOCK:
    (Basic and diluted)                                     $         .24      $         .33
                                                            =============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

    (Basic and Diluted)                                           348,125            349,171
                                                            =============      =============




              See accompanying notes to these financial statements.

                                ZEON CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             COMMON STOCK            Additional                            Total
                                                     --------------------------       Paid-in        Accumulated       Shareholders'
                                                     Shares          Amount           Capital          Deficit            Equity
                                                     ----------   -------------    ------------    ---------------        ------

 BALANCES, January 1, 1998                           349,205        $34,920          $938,426         $(258,027)         $715,319

     Acquisition and retirement of common stock          (68)            (7)             (129)                -              (136)
     Net income                                            -              -                 -           115,476           115,476
                                                     -------        -------          --------          --------          --------

 BALANCES, December 31, 1998                         349,137         34,913           938,297          (142,551)          830,659

     Acquisition and retirement of common stock       (4,420)          (442)          (11,987)                -           (12,429)
     Net income                                            -              -                 -            82,776            82,776
                                                     -------        -------          --------          --------          --------

 BALANCES, December 31, 1999                         344,717        $34,471          $926,310          $(59,775)         $901,006
                                                     =======        =======          ========          ========          ========




                 See accompanying notes to these financial statements.

                                ZEON CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                --------------------------------
                                                                     1999               1998
                                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $   82,776       $   115,476
    Adjustments to reconcile net income to
        net cash (used in) provided by
        operating activities:
            Depreciation and amortization                              53,426            47,985
            Provisions for losses on trade receivables                  9,000            23,500
            Deferred tax asset                                        (37,000)                -
            Changes in operating assets and liabilities:
                  Trade receivables                                  (112,712)          (66,208)
                  Inventories                                        (205,521)           64,287
                  Prepaid expenses and other                          (73,330)          (25,816)
                  Accounts payable                                     64,798          (107,420)
                  Accrued expenses                                     33,496           (26,062)
                  Customer deposits                                    (4,927)           20,565
                                                                     --------          --------
        Net cash (used in) provided by operating activities          (189,994)           46,307
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITY:
    Purchase of property and equipment                                (36,231)          (88,937)
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit (LOC)                                313,311                 -
    Payments on LOC                                                   (92,500)                -
    Proceeds from long-term debt                                            -            36,169
    Principal payments on long-term debt                               (6,527)           (5,045)
    Acquisition and retirement of common stock                        (12,429)             (136)
                                                                     --------          --------
        Net cash provided by financing activities                     201,855            30,988
                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (24,370)          (11,642)

CASH AND CASH EQUIVALENTS, beginning of year                          169,891           181,533
                                                                     --------          --------

CASH AND CASH EQUIVALENTS, end of year                               $145,521          $169,891
                                                                     ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                           $  5,431          $  2,403
                                                                     ========          ========
    Cash paid for income taxes                                       $  5,786          $      -
                                                                     ========          ========


                See accompanying notes to these financial statements.

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------------

   Organization - ZEON Corporation (the "Company") is engaged in the business of developing, manufacturing and marketing neon signs to customers located throughout the United States and Europe.

   Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Financial Instruments and Credit Risk Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, temporary cash investments and trade receivables. The Company invests temporary cash in demand deposits and interest bearing money market accounts with financial institutions. Such deposit accounts, at times, may exceed Federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas. As of December 31, 1999, six customers made up 63% of accounts receivable. Revenue derived from franchisees for the years ended December 31, 1999 and 1998 was as follows:

                  Customer                     1999        1998
                  --------                     ----        ----

                     A                           9%         14%
                     B                          14%          4%
                     C                           6%         11%
                     D                           6%          5%
                     E                          20%         16%
                                                ---         ---

                                                55%         50%
                                                ===         ===


   Sales to customer A is made directly to an independently owned and operated franchise while sales to customers B through E are made to franchisors.

   In 1999, the Company began purchasing parts from an overseas supplier. These parts were used to fill orders obtained from new customers. Of the total revenue for the year ended December 31, 1999, approximately 10% was from customers for which overseas parts were supplied. The Company expects this percentage to increase substantially in 2000. Any disruption in the Company's relationship with the supplier could have an adverse impact on the Company's future operating results. Management believes an alternative supplier of the Company's products could be procured, but there could be significant delays in procuring products to fulfill sales commitments.

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

   Cash and Cash Equivalents - The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


   Inventories - Inventories are valued at the lower of cost or market. Cost is determined at a standard cost, which approximates the same value as determined under the first-in, first-out method.


   Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 5-year period. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations. For income tax purposes, depreciation is calculated using accelerated methods.


   Long-Lived Assets - The Company applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. Under SFAS No. 121, long-lived assets and certain identifiable intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

   Revenue Recognition - Sales are generally recorded in the periods in which products are shipped.

   Taxes on Income - The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company's policy is to provide deferred income taxes on differences between the financial reporting and tax basis of assets and liabilities.


   Stock-Based Compensation - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board
   (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense for issuances of equity instruments to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. The Company estimates the fair value of each stock option of the grant date by using the Black-Scholes option-pricing model.

   Income Per Share - The Company applies SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income per share. Basic income per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of an entity. At December 31, 1999 and 1998, 18,000 and 27,000 outstanding options were not included in diluted income per share because the exercise contingency had not been met. See Note 5 for further discussion.

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


   Comprehensive Income - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for all periods presented in these financial statements.


   Accounting Pronouncements - The SFAS Board has recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

2. INVENTORIES:
   -----------

   Inventories are summarized as follows:


                                                   December 31,
                                                       1999
                                                   ------------
                  Finished goods                     $204,411
                  Work-in-process                      40,925
                  Raw materials                       184,512
                                                     --------
                                                     $429,848
                                                     ========

3. LONG-TERM DEBT AND REVOLVING LINE-OF-CREDIT:
   -------------------------------------------

   Long-term debt consisted of the following:

                                                                 December 31,
                                                                     1999
                                                                 ------------
      8.25% note payable to a bank, monthly payments of $741,
      including interest through February 2003, secured by a
      vehicle.                                                      $24,597

      Less current maturities                                        (6,528)
                                                                    -------
                                                                    $18,069
                                                                    =======

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

   Future maturities of long-term debt are: 2000 - $6,528; 2001 - $7,697; 2002 - $8,354; and 2003 - $2,018.

   The Company has a line-of-credit from its bank for borrowings of up to $500,000, with interest on any borrowing at 1% above the banks reference rate, to be paid monthly. The line-of-credit is collateralized by trade receivables, inventories, property and equipment and intangibles and the Company is subject to certain restrictions which include among other things, restrictions on borrowings and dividend payments. The balance on this line as of December 31, 1999 was $220,811. The line-of-credit expires on November 18, 2000. Management has received tentative verbal approval to increase the line-of-credit to $750,000.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS:
   ------------------------------------------

   The Company leases its primary manufacturing and office facilities through January 2003 from an entity in which the Company's president is a 50% partner. The lease requires monthly payments of approximately $8,200. The Company is responsible for maintenance and operating costs.

   Approximately April 2000, the Company will expand into an additional facility adjacent to the existing manufacturing and office facilities. These facilities will also be leased from an entity in which the Company's president is a 50% partner. The existing lease has been superseded by a new lease for current and additional space, which requires monthly payments of approximately $16,000 and expires February 2010 with an option for one five-year period. The Company is responsible for maintenance and operating costs.

   The Company has an operating lease agreement with an unrelated party which requires monthly payments of approximately $6,200 through December 2000 including renewal options. The Company has entered into a sublease agreement for this space with an unrelated party through December 2000 at an initial monthly rate of approximately $10,700, increasing at 5% per year.

   Rent expense for operating leases, less related sublease income, was as follows:

                                                      For the Years Ended
                                                         December 31,
                                                  -------------------------
                                                     1999            1998
                                                  -----------     ---------

                  Related party lease             $ 100,366      $ 102,295
                  Unrelated party lease              74,662         72,589
                  Less sublease rentals            (122,226)      (116,406)
                                                   --------       --------
                                                  $  52,802      $  58,478
                                                   ========       ========

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


   Future lease commitments, net of approximately $128,000 of sublease income in 2000 and including the new lease signed subsequent to December 31, 1999, are:
   2000 - $119,722;  2001 - $198,658;  2002 - $205,611;  2003 - $212,807; 2004 -
   $220,256, and thereafter - $1,267,580.

5. STOCK OPTION AND AWARD PLANS:
   ----------------------------


   Stock Option Plan - The Company has a Stock Option Plan (the "Plan"), expiring June 21, 2004, reserving for issuance 35,000 shares of the Company's common stock. The Plan provides for grants to either employees or non-employee directors, at the discretion of a committee of the Board of Directors, of incentive or non-statutory stock options to purchase common stock of the Company at a price not less than fair market value on the date of grant. Any options granted under the Plan must be exercised within 10 years of the date they were granted. The Company granted 27,000 stock options in February 1998 to three employees, exercisable at $2.00 a share, which vest ratably over three years based on the Company achieving certain predetermined financial targets each fiscal year end. As of February 2000, 18,000 of these options had expired because certain predetermined financial targets were not met.


   SFAS No. 123, requires the Company to provide pro forma information regarding net income and net earnings per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based method prescribed in SFAS No. 123. The
   Company   estimated  the  fair  value  of  each  stock  award  by  using  the
   Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no expected dividend yields for all years; expected volatility of 1.0%; risk-free interest rates of 5.0%; and expected lives of three years. The fair value of the options granted during the year ended December 31, 1998 was approximately $.28 per option.


   Directors' Compensation Plan - The Company has a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of December 31, 1999, no shares have been issued under this plan.

6. TAXES ON INCOME:
   ---------------

   A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is as follows:

                                                 1999           1998
                                               --------      ---------

      Income taxes computed at the
         Federal statutory rate (34%)          $(18,700)     $(41,000)
      Expiration of unused tax credits                -       (45,000)
      Change in valuation allowance              37,000        97,000
      Other                                       9,600       (17,200)
                                               --------      --------

      Income tax benefit (expense)             $ 27,900      $ (6,200)
                                               ========      ========

   The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax assets and their approximate tax effects are as follows:


                                                     1999          1998
                                                   ----------   ---------

       Property and equipment - non-current        $ 3,300       $ 15,000
       Current:
           Deferred revenue                          7,700         10,000
           Allowance for bad debts                   9,500          -
           Other                                    10,500         12,000
                                                   -------       --------
                                                    31,000         37,000
       Valuation allowance                               -        (37,000)
                                                   -------       --------
                                                   $31,000              -
                                                   =======       ========


   The deferred tax assets are included as part of other current and long-term assets.