Form 10QSB
period 2000-03-31
ZEON CORP /CO/
filed 2000-05-15
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

Commission File Number 33-6859-D

                                ZEON Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                      84-0827610
--------------------------------                  ----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

         1500 Cherry Street           Louisville, CO      80027
        -------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

                                 (303) 666-9400
              --------------------------------------------------
              (Registrant's telephone number including area code)



              ---------------------------------------------------
              (Former name, former address and former fiscal year
                        if changed since last reported)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at May 15, 2000

             Common Stock, No Par Value               344,622
             ---------------------------         ------------------
                     (Class)                     (Number of Shares)

Transitional  Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                                ZEON Corporation

                                      INDEX

                                                                            Page

Part I - Financial Information

Balance Sheet March 31, 2000 and December 31, 1999                           3



Statement of Operations - Three Months Ended
                  March 31, 2000 and 1999                                    5



Statements of Cash Flows - Three Months Ended
         March 31, 2000 and 1999                                             6



Notes to Financial Statements                                                7



Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

Part II - Other Information                                                 13



Signature Page                                                              14

                                ZEON Corporation
                                 BALANCE SHEETS

                                                                    March 31,2000   December 31,1999
                                                                    -------------   ----------------
                                                                     (unaudited)
         CURRENT ASSETS
         Cash                                                          $ 317,392         $ 145,521
         Trade Receivables, Net of Allowance
                  for Doubtful Accounts                                  658,605           467,320
         Inventories                                                     377,473           429,848
         Prepaid Inventory                                                    -0-          110,590
         Prepaid Expenses and Other                                       64,573            59,666
                                                                       ---------         ---------

         TOTAL CURRENT ASSETS                                          1,418,043         1,212,945


                  Property and Equipment (net of
                  accumulated depreciation and
                           amortization)                                 156,565           156,194
                  Other                                                   33,458            28,360
                                                                       ---------        ----------

                  TOTAL NON-CURRENT ASSETS                               190,023           184,554


                  TOTAL ASSETS                                        $1,608,066        $1,397,499
                                                                       =========        ==========

                                ZEON Corporation
                           BALANCE SHEETS (Continued)

                                                                    March 31,2000   December 31,1999
                                                                    -------------   ----------------
                                                                     (unaudited)
CURRENT LIABILITIES
Accounts Payable                                                       $ 142,734         $ 160,708
Accrued Expenses                                                          59,679            69,683
Customer Deposits                                                         20,041            20,694
Revolving Line-of-Credit                                                 302,356           220,811
Current Portion of Long-Term Debt                                         18,849             6,528
                                                                       ---------         ---------

         TOTAL CURRENT LIABILITIES                                       543,659           478,424

Long-Term Debt (net of current
         portion)                                                         80,820            18,069
                                                                       ---------         ---------

         TOTAL LIABILITIES                                               624,479           496,493
                                                                       ---------         ---------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,622 and 344,717
March 31, 2000 and December 31, 1999                                      34,458            34,471

Capital in Excess of Stated Value                                        926,038           926,310
Retained Earnings                                                         23,091           (59,775)
                                                                       ---------         ---------

         TOTAL SHAREHOLDERS EQUITY                                       983,587           901,006
                                                                       ---------         ---------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY                                          $1,608,066        $1,397,499
                                                                       =========         =========

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended     Three Months Ended
                                              March 31, 2000         March 31, 1999
                                            -------------------    ------------------
Net Sales                                      $ 1,056,064              $ 611,324
Cost of Sales                                      710,747                410,163
                                               -----------              ---------

Gross Profit                                       345,317                201,161

Operating Expenses:
         Selling                                    92,756                 67,537
         General                                   126,239                112,337
         Research & Development                     48,430                 36,582
                                               -----------             ----------


                                                   267,425                216,456
                                               -----------             ----------

Income (Loss) From Operations                       77,892                (15,295)


Other Income (Expenses):
         Interest Expense                           (5,264)                  (430)
     Interest Income                                    38                  1,222
         Other Income (Expenses)                    10,200                 10,442
                                               -----------             ----------
                                                     4,974                 11,234

Net Income (Loss)                              $    82,866             $   (4,061)
                                               ===========             ==========
Earning per share:
  Net Income (Loss)                            $      .239             $    (.012)
                                               ===========             ==========
Weighted Average Common
  Shares Outstanding                               347,038                348,825


                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                              March 31, 2000    March 31, 1999
                                                              --------------    --------------
  Cash Flows From Operating Activities:
     Net Income (Loss)                                          $  82,866         $  (4,061)
     Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided By (Used
     In) Operating Activities:
           Depreciation & Amortization                              8,306            (2,616)
           Provisions for Losses on
             Accounts Receivable                                    3,000             2,250
         Change in Operating Assets & Liabilities:
           Decrease(Increase)in Accts Receivable                 (194,285)          106,855
           Decrease (Increase) in Inventory                        52,375           (43,921)
           Decrease (Increase)in Prepaid Assets                   105,683            11,865
       Increase (Decrease) in Accts Payable                       (17,974)           56,756
       Increase (Decrease)in Accrued Expenses                     (10,657)            4,252
                                                                ---------         ---------
  TOTAL ADJUSTMENTS:                                              (53,552)          135,441

  Net Cash Provided By (Used In) Operating

    Activity:                                                      29,314           131,380

  Cash Flows From Investing Activities:
     Purchase of Capital Assets                                   (13,775)          (23,134)
                                                                ---------         ---------

  Net Cash Provided by (Used In) Investing

    Activities:                                                   (13,775)          (23,134)

  Cash Flows From Financing Activities:
     Purchase of Common Stock                                        (285)           (1,092)
     Proceeds from Equipment loan                                  76,790                -0-
     Line of Credit Advances                                      180,330                -0-
     Loan Payments                                               (100,503)           (1,792)
                                                                ---------         ---------

  Net Cash Provided By (Used In) Financing

    Activities:                                                   156,332            (2,884)

  Net Increase (Decrease) In Cash:                                171,871           105,362

  Cash At Beginning of Period:                                    145,521           169,891

  Cash At End of Period:                                        $ 317,392         $ 275,253
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

         Earnings (Loss) Per Share:

         Income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each period. The average number of shares outstanding was 347,038 and 348,125 during each of the periods ended March 31, 2000 and December 31, 1999, respectively.

         Reclassifications:

         Certain reclassifications have been made to the accompanying financial statements for comparative purposes.

2.       Inventories:

         Inventories consist of the following:
                                                  March 31,   December 31,
                                                     2000         1999
                                                  ---------     ---------
         Finished Goods                          $  61,032      $ 204,411
         Work-in-process                            30,573         40,925
         Raw Materials                             285,868        184,512
                                                 ---------      ---------
                                                 $ 377,473      $ 429,848
                                                 =========      =========

                                ZEON Corporation
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       Notes payable and long-term debt:

         The  Company  has  a  line-of-credit   commitment  from  its  bank  for
         borrowings of up to $750,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At March 31, 2000 and December 31, 1999, $302,356 and $220,811 were respectively outstanding under line of credit agreements.

         A Company vehicle was purchased and financed with a $36,000 loan. Terms of the debt are five years and an 8 1/4% interest rate.

         Newly acquired equipment was financed in March 2000 with a $76,790 loan. Terms of the debt are five years and an interest rate at the bank's reference rate plus 1%.

4.       Commitments and related party transactions:

         The Company leases its primary manufacturing and office facilities through January 2003 from an entity in which the Company's president is a 50% partner. The lease requires monthly payments of approximately $8,200. The Company is responsible for maintenance and operating costs.

         In April 2000, the Company expanded into an additional facility adjacent to the existing manufacturing and office facilities. These facilities are also leased from an entity in which the Company's president is a 50% partner. The existing lease has been superceded by a new lease for current and additional space, which requires monthly payments of approximately $16,000 and expires February 2010 with an option for one five-year period. The Company is responsible for maintenance and operating costs.

                                ZEON Corporation
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company has an operating lease agreement with an unrelated party for additional manufacturing facilities which requires monthly payments of approximately $6,200 through December 31, 2000 including renewal options. The Company entered into a sublease agreement for this space with an unrelated party through December 31, 2000 for an initial monthly rent of $10,700 and increasing at 5% per year.

         On April 29, 1995, The board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholders' meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. A total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company, which vest ratably over three years based on the Company achieving certain predetermined financial targets each fiscal year end. These options were granted on February 27, 1998,at an exercise price of $2.00 per share. In February 2000, 18,000 of these options had expired because certain predetermined financial targets were not met.

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

                                ZEON Corporation
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



         Effective July 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of March 31, 2000, no shares had been issued under this plan.

5.       Income Taxes:

         The Company recognized a total income tax benefit in 1999 of $27,900. Management believes that consistent income performance and projected future income has warranted recognition of a deferred tax asset with no valuation allowance as of December 31, 1999. Accordingly, the Company recognized a tax benefit asset of $31,000 in 1999.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 2.6 to 1 as of March 31, 2000, and 2.5 to 1 as of December 31, 1999. With first quarter sales increasing 72% over first quarter 1999, growth in both trade receivables and inventory have been financed by both operations and outside financing. The Company increased its line of credit (LOC) to $750,000 and drew advances of $180,000. Newly acquired equipment was financed for $76,790. The LOC is used primarily for funding advance payments to the Company's oversea supplier who is instrumental in supplying for the additional business. Capital expenditures were $13,775 for manufacturing equipment. Liquidity from on-going operations and line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the three months ending March 31, 2000 and 1999

                                          THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                          2000                  1999
                                        --------               -------
                  Sales:               $1,056,064             $611,324
                  Income (Loss):           82,866               (4,061)


Sales for 2000 first quarter increased 73% from 1999's first quarter. The Heineken contract, awarded in fourth quarter of 1999, contributed $256,693 in current quarter sales. Excluding the Heineken business, sales had increased 31% over 1999's first quarter. The 1999's first quarter sales were hampered by turnover in production assembly. First quarter 2000 showed an income of $82,866.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Gross profit margin, as a percentage of sales in the first quarter of 2000, was 33%, the same as 1999's first quarter. The same margin level was achieved with higher volumes spread over fixed factory costs despite Heineken being at a low margin.

Selling expenses increased by $25,200 over first quarter 1999. The increase came primarily from commissions paid to independent representative responsible for Heineken and other business. Selling expense dropped from 11% of first quarter 1999 sales to 8.8% of first quarter 2000 sales.

General and Administrative expenses increased by $13,900 over same period last year. The additional expenses were loan origination fees, contract labor for Heineken administration and additional auditing fees resulting from a change in auditors. As a percentage of first quarter sales, general expenses fell from 1999's 18.4% to 2000's 12%.

Research and development increased by $11,800 primarily in prototype expenses.

                            PART II-OTHER INFORMATION

Item 5.  Other information

                           None

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        May 15, 2000                     /s/ T. Bryan Alu
             ------------                   ------------------
                                              T. Bryan Alu
                                              President

                                              /s/  R.G. Routt
                                            -------------------
                                              R. G. Routt
                                              Corporate Controller