Form 10QSB
period 2000-06-30
ZEON CORP /CO/
filed 2000-08-16
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2000

                        Commission File Number 33-6859-D

                                ZEON Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                    84-0827610
--------------------------------               ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

         1500 Cherry Street           Louisville, CO      80027
        -------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

                                 (303) 666-9400
              ---------------------------------------------------
              (Registrant's telephone number including area code)


             ------------------------------------------------------
             (Former name, former address and former fiscal year if
                          changed since last reported)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             [X] Yes      [ ] No

Number of shares of Common Stock Outstanding at June 30, 2000

                  Common Stock, No Par Value          344,583
                  --------------------------    ------------------
                           (Class)              (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                                                  ZEON Corporation

                                                        INDEX

                                                                       Page

Part I - Financial Information

Balance Sheet June 30, 2000 and December 31, 1999                        3

Statement of Operations - Three Months Ended
                  June 30, 2000 and 1999                                 5

Statement of Operations - Six Months Ended
                  June 30, 2000 and 1999                                 6

Statements of Cash Flows - Six Months Ended
              June 30, 2000 and 1999                                     7

Notes to Financial Statements                                            8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10

Part II - Other Information                                             13

Signature Page                                                          14

                                ZEON Corporation
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30, 2000   Dec.31,1999
                                                    -------------   -----------

CURRENT ASSETS

Cash                                                  $ 616,721       $ 145,521
Trade Receivables, Net of Allowance
         for Doubtful Accounts                          856,449         467,320
Inventories                                             793,015         429,848
Prepaid Inventory                                           -0-         110,590
Prepaid Expenses and Other                               68,407          59,666
                                                      ---------       ---------

         TOTAL CURRENT ASSETS                         2,334,592       1,212,945


Property and Equipment (net of
         accumulated depreciation and
         amortization)                                  164,502         156,194
Other                                                    43,840          28,360
                                                      ---------       ---------

         TOTAL NON-CURRENT ASSETS                       208,342         184,554


         TOTAL ASSETS                                $2,542,934      $1,397,499
                                                      =========       =========

                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                   (UNAUDITED)

                                                    June 30, 2000    Dec.31,1999
                                                    -------------    -----------

CURRENT LIABILITIES
Accounts Payable                                     $ 116,608        $ 160,708
Accrued Expenses                                        24,227           69,683
Customer Deposits                                      545,769           20,694
Line of Credit                                         818,965          220,811
Current Portion of Long-Term Debt                        6,528            6,528
                                                     ---------        ---------
         TOTAL CURRENT LIABILITIES                   1,512,097          478,424

Long-Term Debt (net of current
         portion)                                       88,573           18,069
                                                     ---------        ---------

         TOTAL LIABILITIES                           1,600,670          496,493
                                                     ---------        ---------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,583 and 344,717
June 30, 2000 and December 31, 1999                     34,454           34,471

Capital in Excess of Stated Value                      925,925          926,310
Deficit                                                (18,115)         (59,775)
                                                     ---------        ---------

         TOTAL SHAREHOLDERS EQUITY                     942,264          901,006
                                                     ---------        ---------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY                        $2,542,934       $1,397,499
                                                     =========        =========

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended   Three Months Ended
                                       June 30, 2000         June 30, 1999
                                     ------------------   ------------------
Net Sales                               $ 1,468,174          $ 798,276
Cost of Sales                             1,137,126            568,737
                                          ---------            -------

Gross Profit                                331,048            229,539

Operating Expenses:
         Selling                            145,856             85,888
         General                            169,088            108,476

         Research & Development              57,755             35,735
                                          ---------            -------


                                            372,699            230,099
                                          ---------            -------

Income (Loss) From Operations               (41,651)              (560)


Other Income (Expenses):
         Interest Expense                   (10,541)            (1,104)
     Interest Income                            905              1,085
         Other Income (Expenses)             10,081              8,199
                                          ---------            -------
                                                445              8,180

Income Taxes                                    -0-                620
                                          ---------            -------

Net Income (Loss)                        $  (41,206)          $  7,000
                                          =========            =======

Earning per share:
  Net Income (Loss)                      $     (.12)          $    .02
                                          =========            =======
Weighted Average Common
  Shares Outstanding                        346,000            348,841

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Six Months Ended    Six Months Ended
                                            June 30, 2000        June 30, 1999
                                           ----------------    ----------------
Net Sales                                    $ 2,524,238          $ 1,409,600

Cost of Sales                                  1,847,873              978,900
                                              ----------           ----------

Gross Profit                                     676,365              430,700

Operating Expenses:
         Selling                                 238,612              153,425
         General                                 295,327              220,813
         Research & Development                  106,185               72,317
                                              ----------           ----------


                                                 640,124              446,555
                                              ----------           ----------

Income (Loss) From Operations                     36,241              (15,855)


Other Income (Expenses):
         Interest Expense                        (15,805)              (1,534)
         Interest Income                             943                2,307
         Other Income (Expenses)                  20,281               18,642
                                              ----------           ----------
                                                   5,419               19,415

Income Taxes                                         -0-                  620
                                              ----------           ----------

Net Income                                   $    41,660          $     2,940
                                              ==========           ==========

Earning per share:
  Net Income                                 $       .12          $       .01
                                              ==========           ==========

Weighted Average Common
  Shares Outstanding                             346,000              348,841

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Six Months Ended Six Months Ended
                                                 June 30, 2000    June 30, 1999
                                               ---------------- ----------------
Cash Flows From Operating Activities:
   Net Income (Loss)                               $  41,660       $   2,940
   Adjustments to Reconcile Net Income
   to Net Cash Provided By (Used
   In) Operating Activities:
      Depreciation & Amortization                     12,630          19,845
      Provisions for Losses on
        Accounts Receivable                            6,500           4,500
   Change in Operating Assets & Liabilities:
      Decrease (Increase) in Accts Receivable       (395,629)        (43,369)
      Decrease (Increase) in Inventory              (363,167)        (91,041)
      Decrease (Increase) in Prepaid Assets          101,849          19,561
      Increase (Decrease) in Accts Payable           (44,100)         43,489
      Increase (Decrease) in Customer Deposits       525,075             -0-
      Increase (Decrease) in Accrued Expenses        (45,455)        (19,129)
                                                   ---------       ---------
TOTAL ADJUSTMENTS:                                  (202,297)        (66,144)

Net Cash Provided By (Used In) Operating
  Activity:                                         (160,637)        (63,204)

Cash Flows From Investing Activities:
   Proceeds from sale of Fixed Assets                -0-               1,300
   Purchase of Capital Assets                        (36,418)        (26,253)
                                                   ---------       ---------

Net Cash Provided by (Used In) Investing
  Activities:                                        (36,418)        (24,953)

Cash Flows From Financing Activities:
      Purchase of Common Stock                          (402)         (1,476)
      Proceeds from Equipment Loan                    76,790             -0-
         Loan Payments                                (6,286)         (3,395)
     Proceeds from Line of Credit                  1,202,039          72,000
         Line of Credit Payments                    (603,886)            -0-
                                                   ---------       ---------

Net Cash Provided By (Used In) Financing
  Activities:                                        668,255          67,129

Net Increase (Decrease) In Cash:                     471,200         (21,028)

Cash At Beginning of Period:                         145,521         169,891

Cash At End of Period:                            $  616,721      $  148,863
                                                   =========       =========

                              ZEON Corporation
                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of significant accounting policies:

         The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in ZEON Corporation's Annual Report and Form 10-KSB filed on March 28, 2000 for the fiscal year 1999.

         In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       Inventories:

         Inventories consist of the following:

                                        June 30,     December 31,
                                          2000          1999
                                       ---------       -------
                  Finished Goods       $ 608,286     $ 204,411
                  Work-in-process         20,425        40,925
                  Raw Materials          164,304       184,512
                                       ---------     ---------
                                       $ 793,015     $ 429,848
                                       =========     =========

3.       Notes payable and long-term debt:

         The Company has a line-of-credit commitment from its bank for borrowings of up to $1,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At June 30, 2000 and December 31, 1999, $818,965 and $220,811
         were outstanding under the line of credit agreements, respectively.

                                ZEON Corporation
                          NOTES TO FINANCIAL STATEMENTS

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

         In April 2000, the Company expanded into an additional facility adjacent to the existing manufacturing and office facilities. These facilities are also leased from an entity in which the Company's president is a 50% partner. The existing lease has been superceded by a new lease for current and additional space, which requires monthly payments of approximately $21,000 and expires March 2010 with an option for one five-year extension period. The Company is responsible for maintenance and operating costs.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 1.5 to 1 as of June 30, 2000, and 2.5 to 1 as of December 31, 1999. With a sales increase of 79% over last year's first six months, trade receivables and inventory have increased by $389,000 and $363,000 respectively. Additional building space was rented to accommodate the growing business and its related inventory. Capital expenditures of $36,418 were incurred to address inventory storage and upgrade assembly production. Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the Three months ending June 30, 2000 and 1999
------------------------------------------------------------------------

                                        THREE MONTHS ENDED JUNE 30,

                                         2000                   1999
                                       --------               -------
                  Sales:             $ 1,468,174             $ 798,276
                  Income (Loss):         (41,206)                7,000


Although sales increased 84% over 1999's second quarter, gross profit percentage fell 6.3 points to 22.5%. Lower non-beverage business volume, additional lower margin beverage business and additional building costs accounted for the gross profit percentage decrease. Operating expenses increased by $143,000 over last year's second quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Selling Expense increased from $86,000 to $146,000 from 1999's second quarter to 2000's second quarter. All of this increase resulted from customer service costs (17%) and commissions (83%) on the additional business.

Current second quarter General and Administrative Expenses rose by $61,000 to $169,000 over same period last year. Salary increases and consulting expenses accounted for the increase. Consulting was incurred to address special information and coordination requirements of the additional beverage business segment.

Research and Development Expense rose from $35,700 last year's second quarter to $57,800 for second quarter 2000. Additional space costs and hiring of graphic designer were primary contributors.

Results of operations for the Six months ending June 30, 2000 and 1999
----------------------------------------------------------------------

                                  SIX MONTHS ENDED JUNE 30,

                                2000                  1999
                              --------              -------
                  Sales:      $2,524,238          $1,409,600
                  Income:         41,660               2,940

Sales for 2000 first half rose 79% from 1999's first half. Profit made in the first quarter was offset by second quarter's loss, resulting in a year-to-date net income of $41,660. Margin lost from a drop in non-beverage business volume of approximately $100,000 and additional building costs depressed second quarter financial results. The Company has a June 30, 2000 backlog of $1,750,000.

Gross profit margin, as a percentage of sales in the first half of 2000, was 26.8% or down 3.8 points from 1999's first half. This point drop was due to lower non-beverage volume, lowered margin on the additional beverage business and additional production occupancy costs.

Selling expenses increased by 56% percent over first half 1999. The $85,000 increase resulted from commissions on additional beverage business and customer service costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General and Administrative expenses increased by $74,000 over same period last year. The additional expenses were salary changes, outside consulting and loan origination fees for the Company's increased line of credit. The Company hired professional consultants to assist in setting up systems and procedures to accommodate the increased volume of beverage and other point of sale business. The Company also experienced extraordinary audit and accounting expenses due to the change of our auditors from BDO Seidman, LLP to Hein+ Associates.

Research and development increased by $34,000 with the hiring of a graphic designer and additional space occupancy costs associated with the expansion of the department.

                            PART II-OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security-Holders

         None.

Item 5.  Other information

         The Company will have its annual shareholders' meeting on September 18, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        August 14, 2000                 /s/ T. Bryan Alu
             ---------------                ------------------
                                            T. Bryan Alu
                                            President

                                            /s/  R.G. Routt
                                            ------------------
                                            R. G. Routt
                                            Corporate Controller