Form 10QSB
period 2000-09-30
ZEON CORP /CO/
filed 2000-11-16
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 2000

Commission File Number 33-6859-D

                                ZEON Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                   84-0827610
--------------------------------           ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

         1500 Cherry Street           Louisville, CO      80027
        -------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

                                 (303) 666-9400
               -------------------------------------------------
              (Registrant's telephone number including area code)


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
                                                              [X] Yes     [ ] No

Number of shares of Common Stock Outstanding at September 30, 2000

                  Common Stock, No Par Value                344,523
                  --------------------------            ----------------
                           (Class)                     (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [X] No

                                ZEON Corporation

                                      INDEX

                                                                         Page

Part I - Financial Information

Balance Sheet September 30, 2000 and December 31, 1999                    3

Statement of Operations - Three Months Ended
                  September 30, 2000 and 1999                             5

Statement of Operations - Six Months Ended
                  September 30, 2000 and 1999                             6

Statements of Cash Flows - Six Months Ended
              September 30, 2000 and 1999                                 7

Notes to Financial Statements                                             8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Part II - Other Information                                              13

Signature Page                                                           14

                                ZEON Corporation
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                            Sept. 30,2000     Dec.31,1999
                                            -------------     -----------

         CURRENT ASSETS

Cash                                         $  229,540        $  145,521
Trade Receivables, Net of Allowance
         for Doubtful Accounts                1,144,105           467,320
Inventories                                     804,652           429,848
Prepaid Inventory                                   -0-           110,590
Prepaid Expenses and Other                       70,393            59,666
                                             ----------        ----------

         TOTAL CURRENT ASSETS                 2,248,690         1,212,945


Property and Equipment (net of
         accumulated depreciation and
         amortization)                          163,648           156,194
Other                                            51,082            28,360
                                             ----------        ----------

         TOTAL NON-CURRENT ASSETS               214,730           184,554


         TOTAL ASSETS                        $2,463,420        $1,397,499
                                             ----------        ----------

                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                   (UNAUDITED)

                                           Sept.30,2000       Dec.31,1999
                                           ------------       -----------
CURRENT LIABILITIES
Accounts Payable                           $   874,643        $   160,708
Accrued Expenses                                93,081             69,683
Customer Deposits                              321,933             20,694
Line of Credit                                  45,768            220,811
Current Portion of Long-Term Debt                7,695              6,528
                                           -----------        -----------
         TOTAL CURRENT LIABILITIES           1,343,120            478,424

Long-Term Debt (net of current
         portion)                               82,545             18,069
                                           -----------        -----------

         TOTAL LIABILITIES                   1,425,665            496,493
                                           -----------        -----------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,523 and 344,717
Sept.30, 2000 and December 31, 1999             34,448             34,471

Capital in Excess of Stated Value              925,751            926,310
Retained Earnings (Deficit)                     77,556            (59,775)
                                           -----------        -----------

         TOTAL SHAREHOLDERS EQUITY           1,037,755            901,006
                                           -----------        -----------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY               $ 2,463,420        $ 1,397,499
                                           -----------        -----------

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended    Three Months Ended
                                    September 30, 2000    September 30, 1999
                                    ------------------    ------------------
Net Sales                               $ 1,898,631         $   791,243
Cost of Sales                             1,336,644             570,516
                                         ----------         -----------

Gross Profit                                561,987             220,727

Operating Expenses:
         Selling                            171,768              91,631
         General                            147,616             115,702
         Research & Development              64,931              37,477
                                         ----------         -----------


                                            384,315             244,810
                                         ----------         -----------

Income (Loss) From Operations               177,672             (24,083)


Other Income (Expenses):
         Interest Expense                   (17,564)             (1,673)
     Interest Income                            646                 724
         Other Income (Expenses)             10,223               8,672
                                         ----------         -----------
                                             (6,695)              7,723

Income Taxes                                 75,306                  92
                                         ----------         -----------

Net Income (Loss)                       $    95,671         $   (16,452)
                                         ----------         -----------


Earning per share:
  Net Income (Loss)                     $       .28         $      (.05)
                                         -----------        -----------
Weighted Average Common
  Shares Outstanding                        344,969             348,901

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                       Nine Months Ended      Nine Months Ended
                                       September 30, 2000    September 30, 1999
                                       ------------------    ------------------
Net Sales                                 $ 4,422,869           $ 2,200,843
Cost of Sales                               3,184,517             1,549,416
                                           ----------           -----------

Gross Profit                                1,238,352               651,427

Operating Expenses:
         Selling                              410,380               245,056
           General                            442,943               336,515
         Research & Development               171,116               109,794
                                            ---------           -----------


                                             1,024,439              691,365
                                             ---------          -----------

Income (Loss) From Operations                 213,913               (39,938)


Other Income (Expenses):
         Interest Expense                     (33,369)               (3,207)
         Interest Income                        1,589                 3,031
         Other Income (Expenses)               30,504                27,313
                                             ---------          -----------
                                                (1,276)              27,137

Income Taxes                                    75,306                  712
                                             ---------          -----------

Net Income                                 $   137,331          $   (13,513)
                                             ---------          -----------


Earning per share:
  Net Income                                $       .40          $      (.04)
                                              ---------          -----------
Weighted Average Common
  Shares Outstanding                          344,969               348,901

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                    Sept.30,2000        Sept.30,1999
                                                                    ------------        ------------
  Cash Flows From Operating Activities:
     Net Income (Loss)                                              $   137,331          $   (13,513
             Adjustments to Reconcile Net Income
     to Net Cash Provided By (Used In) Operating Activities:
           Depreciation & Amortization                                   21,495               27,136
  Provisions for Losses on
             Accounts Receivable                                         11,000                6,750
       Change in Operating Assets & Liabilities:
           Decrease (Increase) in Accts Receivable                     (687,785)             (56,667)
           Decrease (Increase) in Inventory                            (374,804)             (37,101)
           Decrease (Increase) in Prepaid Assets                         99,863               35,748
       Increase (Decrease) in Accts Payable                             713,935               (3,994)
       Increase (Decrease) in Customer Deposits301,239                                            -0-
       Increase (Decrease) in Accrued Expenses                           23,398               17,169
                                                                     ----------           ----------
  TOTAL ADJUSTMENTS:                                                    108,341              (10,959)

  Net Cash Provided By (Used In) Operating
    Activity:                                                           245,672              (24,472)

  Cash Flows From Investing Activities:
     Proceeds from sale of Fixed Assets                                      -0-               1,300
     Purchase of Capital Assets
                                                                        (51,671)             (27,122)
                                                                     ----------           ----------

  Net Cash Provided by (Used In) Investing
    Activities:                                                         (51,671)             (25,822)

  Cash Flows From Financing Activities:
        Purchase of Common Stock                                           (582)              (1,572)
        Proceeds from Equipment Loan                                     76,790                   -0-
           Loan Payments                                                (11,147)              (4,291)
       Proceeds from Line of Credit                                   1,335,300               72,000
           Line of Credit Payments                                   (1,510,343)             (50,300)
                                                                     ----------           ----------

  Net Cash Provided By (Used In) Financing
    Activities:                                                        (109,982)              15,837

  Net Increase (Decrease) In Cash:                                       84,019              (34,457)

  Cash At Beginning of Period:                                          145,521              169,891

  Cash At End of Period:                                            $   229,540          $   135,434
                                                                     ----------           ----------

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

2.       Inventories:

         Inventories consist of the following:

                                      September 30,   December 31,
                                         2000            1999
                                       ---------       -------
                  Finished Goods      $ 634,783       $ 204,411
                  Work-in-process        10,521          40,925
                  Raw Materials         159,348         184,512
                                       --------        --------
                                      $ 804,652       $ 429,848
                                       --------        --------

3.       Notes payable and long-term debt:

         The Company has a line-of-credit commitment from its bank for borrowings of up to $1,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At September 30, 2000 and December 31, 1999, $45,768 and $220,811 were outstanding under the line of credit agreements, respectively.

                                ZEON Corporation
                          NOTES TO FINANCIAL STATEMENTS

         The Company has a letter-of-credit commitment from its bank for borrowings of up to $1,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. This borrowing instrument is used to secure payments to our international suppliers for supply shipments. Any exercised borrowings are collateralized by Company assets. As of September 30, 2000, no amounts were outstanding.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 1.7 to 1 as of September 30, 2000, and 2.5 to 1 as of December 31, 1999. With a sales increase of 100% over last year's first nine months, trade receivables and inventory have increased by $688,000 and $375,000 respectively. Additional building space was rented to accommodate the growing business and its related inventory. Capital expenditures of $51,700 were incurred to address inventory storage and upgrade assembly production. Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the Three months ending September 30, 2000 and 1999
-----------------------------------------------------------------------------

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------
                                         2000                       1999
                                       --------                   -------
                  Sales:             $ 1,898,631                $ 791,243
                  Income (Loss):          95,671                  (16,452)


Sales increased 140% over 1999's third quarter with the additional beverage and non-beverage shipments. The margin on these additional shipments increased gross profit percentage by 1.7 points to 29.6%. Operating expenses increased by $139,000 over last year's third quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Selling Expense increased from $91,600 to $171,800 from 1999's third quarter to 2000's third quarter. All of this increase resulted from sales commissions on the additional business.

Current third quarter General and Administrative Expenses rose by $32,000 to $147,000 over same period last year. Salary increases and consulting expenses accounted for the increase. Consulting was incurred to address special information and coordination requirements of the additional beverage business segment.

Research and Development Expense rose from $37,500 last year's third quarter to $64,900 for third quarter 2000. Additional space costs and hiring of graphic designer were primary contributors.

Results of  operations  for the Nine months  ending  September 30, 2000 and 1999


                                 NINE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------
                                 2000                        1999
                               --------                    -------
                  Sales:       $4,422,869                $2,200,843
                  Income:         137,331                   (13,513)

Sales for 2000 first nine months rose 100% from 1999's first nine months. New beverage business throughout the year and a significant non-beverage order shipped in the third quarter contributed to this sales increase.

Gross profit margin, as a percentage of sales in the first nine months of 2000, was 28.0% or down 1.6 points from 1999's first nine months. This point drop was due to product mix favoring lowered margined beverage business and additional production occupancy costs. Third quarter 2000 shipments contributed to the majority of the year-to-date income.

Selling expenses increased by 67% percent over first nine months of 1999. The $165,300 increase resulted from commissions on additional beverage business and customer service costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

General and Administrative expenses increased by $106,400 over same period last year. The additional expenses were salary changes, outside consulting and loan origination fees for the Company's increased line of credit. The Company hired professional consultant to assist in setting up systems and procedures to accommodate the increased volume of beverage and other point of sale business. The Company also experienced increased audit and accounting expenses due to the change of our auditors from BDO Seidman, LLP to Hein+ Associates.

Research and development increased by $61,000 with the hiring of a graphic designer and additional space occupancy costs associated with the expansion of the department.

                            PART II-OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security-Holders

         The Company had its annual shareholders' meeting on September 18, 2000. The following sets forth the matters acted upon at such meeting and the voting results with respect to each matter:

                                                          For        Withheld
                    1.)      Election of Directors
                                    T. Bryan Alu         279,466       172
                                    Alan M. Bloom        279,466       172
                                    Jay R. Beyer         279,466       172

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       November 8, 2000                /s/ T. Bryan Alu
            ----------------                ---------------------
                                            T. Bryan Alu
                                            President

                                            /s/  R.G. Routt
                                            ---------------------
                                            R. G. Routt
                                            Corporate Controller