Form 10KSB
period 2000-12-31
ZEON CORP /CO/
filed 2001-03-26
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2000 Commission file Number 33-6859-D

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

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. []

The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $6,149,600.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on March 15, 2001) was approximately $522,200.

As of March 15, 2001, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 344,523.

Transitional Small Business Disclosure Format:
                                  [] Yes [] No

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

As of December 31, 2000, the Company had 31 full-time employees.

The following sets forth sales revenue from unaffiliated customers:

                                               Sales

                           2000             $6,149,600
                           1999             $3,014,900
                           1998             $2,865,800

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

Markets. The Company markets primarily to the national chain/franchise market for point-of-purchase products and logo signs. The custom signs are used by our customers as product/service promotion and customer name/brand recognition. ZEON Corporation also markets "generic" signs, such as OPEN signs, in various markets. ZEON Corporation expanded its marketing in 1999 to attract high volume neon sign customers, primarily in the beverage industry

Distribution. The neon products are marketed by the Company's in-house staff through direct contact and presence at selected trade shows. Independent sales representatives are also used as a selling channel. Dealers are being used as a distribution channel for the Zeon(R) Neo-grid(R) product line.

Competition. The industry in which the Company competes is highly fragmented, very competitive and primarily characterized in all market segments with small, privately held companies, of a comparable size and financial strength as ZEON Corporation. The competition is primarily based on product quality, service and price.

Developments. In 2000, the Company continued development on a unique neon power supply design, for which a patent was granted in 2000. The commercial introduction of the power supply is expected to be in late 2001. The Company spent $236,600 and $154,500 for 2000 and 1999, respectively, for research and product design development.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no extraordinary material costs associated with warranty claims.

Item 2. Properties.

The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. During April 2000, the Company expanded into an additional facility located adjacent to the existing facilities. This additional facility is also owned by the entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $17,520 and expires March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

The Company had an operating lease agreement with an unrelated party, which required monthly payments of approximately $6,200 through December 2000. The Company had entered into a sublease agreement for this space with an unrelated party through December 2000 at an initial monthly rate of approximately $10,700. The operating lease and sublease agreements expired in December 2000.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 2000.

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

                                              High       Low
Fourth quarter ended December 31, 2000       $ 2.25     $ .78
Third quarter ended September 30, 2000         2.375     2.375
Second quarter ended June 30, 2000             NQ        NQ
First quarter ended March 31, 2000             NQ        NQ

Fourth quarter ended December 31, 1999         NQ        NQ
Third quarter ended September 30, 1999         NQ        NQ
Second quarter ended June 30, 1999             NQ        NQ
First quarter ended March 31, 1999             2.75      2.75

                                               NQ= no quote available

On March 15, 2001, the closing bid and ask price of common stock of the Company was $.78 and $2.25, respectively.

At March 15, 2001, there are approximately 500 recordholders of the Company's common stock.

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

Financial Condition

The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 1.8 to 1 at December 31, 2000, compared to a 2.5 to 1 at December 31, 1999. The 2000 current ratio declined due to the line of credit balance ($344,211) existing at December 31, 2000,which was needed for the increase in sales.

During 2000 and 1999, the Company's line of credit and long-term debt financing provided sufficient cash to cover operational and capital expenditures. During 2000, the Company borrowed and repaid $2,439,605 and $2,255,429, respectively, on its line of credit and long-term debt, which provided most of the cash from financing activities netting $183,594. Cash used in operating activities totaled $140,295 in 2000. Cash used in investing activities totaled $54,342 in 2000 and was for the purchase of factory equipment, which will add capacity and better quality.

During 1999, the Company borrowed and repaid $313,311 and $99,027, respectively, on its line of credit and long-term debt, which provided most of the cash flow from financing activities netting $201,855. During 1999, cash used in operating activities totaled $189,994, which was primarily caused by increases in receivables and inventory to accommodate increased sales activity. Cash used in investing activity totaling $36,231 was for the purchase of factory equipment in 1999.

The Company experienced over the past twelve months significant funding requirements as new business expansion, related inventory demands and additional facilities occupancy costs were met. The Company believes that during the next twelve months, new business demands will continue to require significant funding to address new market expansion needs and to purchase related inventories. Capital expenditures for 2001 are anticipated to be approximately $45,000 for facility improvements/expansion, production equipment and tooling. Cash generated by operating activities, cash and cash equivalents and the Company's $1,000,000 bank line of credit commitment will be sufficient for its near term capital and operating needs.

Results of Operations:

Results of Operations 2000 Compared to 1999

                                                2000            1999
                                                ----            ----
Sales                                           $6,149,600      $3,014,900
Gross Profit Margin                                     28%             32%
Net Income                                      $  122,400      $   82,800

The 2000 sales rose 104% over 1999, due mainly to additional sales from new customers in the newly added beverage markets. The gross profit decline of 4% was primarily product mix (3%) and added production/warehouse facilities (1%). With additional sales from our new beverage customers, inhouse production complimented by contract suppliers was increased to meet the demand. The higher volume incremental sales modestly lowered our overall gross profit margin. With future sales anticipated in beverage market, the Company will strive to streamline both production and warehouse operations to address the more modestly margined business.

Operating Expenses increased from 2000's $1,549,700 to 1999's $927,600, or 67%. General and Administrative expenses increased by $262,100 from 2000's $714,100 to 1999's $452,000. The additional expenses were salary changes, year-end bonuses, outside consulting and loan origination fees for the Company's increased line of credit. The Company hired a professional consultant to assist in setting up systems and procedures to accommodate the increased beverage and other point of sale business. The Company also experienced increased audit and accounting expenses due to the change of our auditors from BDO Seidman, LLP to Hein+ Associates.

Selling Expenses increased by $277,900 due to commissions on the additional beverage business and conventions expenses.

Research and Development Expense increased by $82,100 over prior year levels. Additional space costs, compensation and year-end bonuses contributed to the increase.

Other income/(expense) decreased from 1999's $33,100 income to 2000's $2,944 expense. Interest incurred from line of credit advances offset the sublease income in 2000. Net interest expenses were $43,600 and $2,500 for years 2000 and 1999, respectively.

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

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.


Name                     Age     Position (Director Since)
----                     ---     -------------------------

T. Bryan Alu             50      President, CEO and Chairman of the Board (1980)

Alan M. Bloom            50      Executive VP, VP of Marketing,
                                 Secretary/Treasurer and Director (1980)

Ruel G. Routt            51      Corporate Controller

Jay R. Beyer             39      Director (1996)


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

ITEM 10. Executive Compensation

The following table sets forth a summary of all compensation for each of the last three calendar years with respect to the Company's Chief Executive Officer and the Company's Secretary-Treasurer. All such compensation was in the form of cash. No other officer of the Company has earned an annual compensation greater than $100,000 annually for any of the periods depicted. The Company has no long-term compensation plans.

                           Summary Compensation Table

Name and Principal Position       Year      Salary    Bonus

T. Bryan Alu,                     2000    $111,900   $104,000
  President, C.E.O.               1999     112,800        -0-
                                  1998     111,500      3,600

Alan M. Bloom,                    2000    $114,800   $ 28,800
  Secretary-treasurer, VP Sales   1999      93,700        -0-
  & Marketing                     1998      85,900        -0-

On April 29, 1995, the board of directors of the Company adopted the ZEON Corporation Stock Option Plan (the "Plan"). The Plan was approved by the stockholders at the Company's annual shareholder's meeting held on June 21, 1995. The Plan allows the board of directors of the Company to grant both incentive stock options and options which do not qualify as incentive stock options to employees and directors of the Company. Thirty-five thousand (35,000) shares of the Company's common stock are available for the grant of options pursuant to the Plan. The exercise price for each incentive stock option granted shall be no less than 100% of the fair market value (110% of the fair market value for employees owning more than 10% of the Company's common stock) of the common stock on the day the option is granted. The exercise price for each non-qualified stock option granted under the Plan will be the price established by the board of directors which normally is expected to be no less than 100% of the fair market value on the date the option is granted. As of the date of filing this 10-KSB, a total of 27,000 non-qualified options have been granted under the plan for officers and employees of the Company. These options were granted on February 27, 1998, at an exercise price of $2.00 per share. The fair market of the 27,000 options at the date of grant is valued at $7,560. As of February 2001, all 27,000 options terminated without being exercised.

Effective July 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 2000, no shares have been issued under this plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information as of March 15, 2001 with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5 percent of its outstanding common stock, by each director and executive officer and by the directors and executive officers of the Company as a group. Unless otherwise indicated, all shareholders have sole voting and investment power with respect to the shares beneficially owned.


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

Item 12. Certain Relationships and Related Transactions.

The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. During April 2000, the Company expanded into an additional facility located adjacent to the existing facilities. This additional facility is also owned by the entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $17,520 and expires March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

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

(99) Stock Option Plan (Incorporated by reference to Exhibit B to December 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

(c) Financial data schedule 27.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ZEON CORPORATION

BY: /s/ T. Bryan Alu
    _____________________
    T. Bryan Alu
    Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 26, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ T. Bryan Alu
    _____________________
    T. Bryan Alu
    Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 26, 2001

BY: /s/ Alan M. Bloom
    _____________________
    Alan M. Bloom
    Treasurer and Director

DATE:    March 26, 2001

BY: /s/ Ruel G. Routt
    _____________________
    Ruel G. Routt
    Corporate Controller

DATE:    March 26, 2001

                                ZEON Corporation

                              Financial Statements
                               For the Years Ended
                           December 31, 2000 and 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditor's Report.................................................F-2

Balance Sheet - December 31, 2000............................................F-3

Statements of Income - For the Years Ended December 31, 2000 and 1999........F-4

Statements of Shareholders' Equity - For the Years
Ended December 31, 2000 and 1999..................           ................F-5

Statements of Cash Flows - For the Years Ended December 31, 2000 and 1999.. .F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors
ZEON Corporation
Louisville, Colorado

We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 2000, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Denver, Colorado
February 14, 2001

                                ZEON CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                            $     134,478
    Trade receivables, less allowance of $15,967 for possible losses                                           717,161
    Inventories                                                                                              1,022,963
    Prepaid inventory                                                                                          106,648
    Prepaid expenses and other                                                                                 147,373
                                                                                                         -------------
         Total current assets                                                                                2,128,623

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                                                    346,624
    Leasehold improvements                                                                                      61,306
    Vehicles                                                                                                    45,669
    Furniture and fixtures                                                                                       8,408
                                                                                                         -------------
                                                                                                               462,007

    Less accumulated depreciation and amortization                                                             312,750
                                                                                                         -------------

         Net property and equipment                                                                            149,257

OTHER ASSETS                                                                                                    26,649
                                                                                                         -------------

TOTAL ASSETS                                                                                             $   2,304,529
                                                                                                         =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                                     $     648,181
    Accrued expenses                                                                                           188,514
    Customer deposits                                                                                           15,450
    Revolving line-of-credit                                                                                   344,211
    Current maturities of long-term debt                                                                        20,967
                                                                                                         -------------
         Total current liabilities                                                                           1,217,323

LONG-TERM DEBT, less current maturities                                                                         64,406
                                                                                                         -------------

TOTAL LIABILITIES                                                                                            1,281,729

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY:
    Common stock, no par value; ($.10 stated value) 100,000,000 shares
    authorized; 344,523 outstanding                                                                             34,452
    Additional paid-in capital                                                                                 925,747
    Retained earnings                                                                                           62,601
                                                                                                         -------------
         Total shareholders' equity                                                                          1,022,800
                                                                                                         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $   2,304,529
                                                                                                         =============



              See accompanying notes to these financial statements

                                ZEON CORPORATION

                              STATEMENTS OF INCOME

                                                                                           FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                   ------------------------------------

                                                                                        2000               1999
                                                                                   ----------------  ------------------

NET SALES                                                                          $    6,149,646    $     3,014,879

    Cost of sales                                                                       4,397,614          2,065,531
                                                                                   --------------    ---------------

GROSS PROFIT ON SALES                                                                   1,752,032            949,348

OPERATING EXPENSES:
    General and administrative                                                            714,123            451,965
    Selling                                                                               599,007            321,135
    Research and development                                                              236,599            154,480
                                                                                   --------------    ---------------
         Total operating expenses                                                       1,549,729            927,580
                                                                                   --------------    ---------------

INCOME FROM OPERATIONS                                                                    202,303             21,768

OTHER INCOME (EXPENSE):
    Interest, net                                                                         (43,587)            (2,524)
    Other income, net                                                                      40,643             35,632
                                                                                   --------------    ---------------
         Total other income (expense)                                                      (2,944)            33,108
                                                                                   --------------    ---------------

INCOME BEFORE INCOME TAXES                                                                199,359             54,876

INCOME TAX BENEFIT (EXPENSE)

    Current                                                                               (80,983)            (9,100)
    Deferred                                                                                4,000             37,000
                                                                                   --------------    ---------------
         Total income tax benefit (expense)                                               (76,983)            27,900
                                                                                   --------------    ---------------

NET INCOME                                                                         $      122,376    $        82,776
                                                                                   ==============    ===============

NET INCOME PER SHARE OF COMMON STOCK:
    (Basic and diluted)                                                            $          .36    $           .24
                                                                                   ==============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                344,592            348,125
                                                                                   ==============    ===============




              See accompanying notes to these financial statements.

                                ZEON CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                     RETAINED
                                                        COMMON STOCK               ADDITIONAL        EARNINGS          TOTAL
                                                  -----------------------------    PAID-IN          (ACCUMULATED       SHAREHOLDERS'
                                                  SHARES         AMOUNT            CAPITAL           DEFICIT)          EQUITY
                                                  -------------  -------------    ---------------  -------------------  ------------



BALANCES, January 1, 1999                         349,137      $  34,913           $ 938,297    $ (142,551)    $   830,659
   Acquisition and retirement of common stock      (4,420)          (442)            (11,987)        -             (12,429)
   Net income                                       -              -                    -           82,776          82,776
                                                  -------      ---------           ---------    ----------     -----------
BALANCES, December 31, 1999                       344,717         34,471             926,310       (59,775)        901,006
   Acquisition and retirement of common stock        (194)           (19)               (563)        -                (582)
   Net income                                       -              -                    -          122,376         122,376
                                                  -------      ---------           ---------    ----------     -----------

BALANCES, December 31, 2000                       344,523      $  34,452           $ 925,747    $   62,601     $ 1,022,800
                                                  =======      =========           =========    ==========     ===========





              See accompanying notes to these financial statements.

                                ZEON CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                       ---------------------------------

                                                                                            2000              1999
                                                                                       ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $      122,376    $      82,776
    Adjustments to reconcile net income to net cash used in operating activities:
             Depreciation and amortization                                                     61,279           53,426
             Provisions for losses on trade receivables                                        15,500            9,000
             Provision for deferred income taxes                                               (4,000)         (37,000)
             Changes in operating assets and liabilities:
                 Trade receivables                                                           (265,341)        (112,712)
                 Inventories                                                                 (593,115)        (205,521)
                 Prepaid expenses and other                                                   (78,055)         (73,330)
                 Accounts payable                                                             487,474           64,798
                 Accrued expenses                                                             118,831           33,496
                 Customer deposits                                                             (5,244)          (4,927)
                                                                                       --------------    -------------
         Net cash used in operating activities                                               (140,295)        (189,994)
                                                                                       --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITY:
    Purchase of property and equipment                                                        (54,342)         (36,231)
                                                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit (LOC)                                                      2,362,815          313,311
    Payments on LOC                                                                        (2,239,415)         (92,500)
    Proceeds from long-term debt                                                               76,790                -
    Principal payments on long-term debt                                                      (16,014)          (6,527)
    Acquisition and retirement of common stock                                                   (582)         (12,429)
                                                                                       --------------    -------------
         Net cash provided by financing activities                                            183,594          201,855
                                                                                       --------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (11,043)         (24,370)

CASH AND CASH EQUIVALENTS, beginning of year                                                  145,521          169,891
                                                                                       --------------    -------------

CASH AND CASH EQUIVALENTS, end of year                                                 $      134,478    $     145,521
                                                                                       ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                             $       51,545    $       5,431
                                                                                       ==============    =============
    Cash paid for income taxes                                                         $        8,700    $       5,786
                                                                                       ==============    =============

             See accompanying notes to these financial statements.
                                      F-6

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

   Financial Instruments and Credit Risk Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, temporary cash investments and trade receivables. The Company invests temporary cash in demand deposits and interest bearing money market accounts with financial institutions. Such deposit accounts, at times, may exceed Federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas. As of December 31, 2000, two customers made up 39% of accounts receivable. Revenue concentrations for the years ended December 31, 2000 and 1999 was as follows:

        Customer                2000         1999
        --------               ------       ------
        A                         30%            -
        B                         15%            -
        C                          7%          20%
        D                          7%          13%
        E                          4%          12%
                               ------       ------
                                  63%          45%
                               ======       ======


   In 1999, the Company began purchasing parts from an overseas supplier. These parts were used to fill orders obtained from new customers. Of the total revenue for the years ended December 31, 2000 and 1999, approximately 57% and 10%, respectively, were from customers for which overseas parts were supplied. Any disruption in the Company's relationship with the supplier could have an adverse impact on the Company's future operating results. Management believes an alternative supplier of the Company's products could be procured, but there could be significant delays in procuring products to fulfill sales commitments.

   Cash and Cash Equivalents - The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories - Inventories are valued at the lower of cost or market. Cost is determined at a standard cost, which approximates the same value as determined under the first-in, first-out method.

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

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

   Income Per Share - The Company applies SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income per share. Basic income per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of an entity. At December 31, 2000 and 1999, 9,000 and 18,000 outstanding options were not included in diluted income per share because the exercise contingency had not been met. See Note 5 for further discussion.

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

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

   Accounting Pronouncements - The SFAS Board has recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after December 31, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

2. INVENTORIES:
   -----------

   Inventories are summarized as follows:

                                                                                      December 31,
                                                                                          2000

                                                                                    ------------------

           Finished goods                                                           $        855,879
           Work-in-process                                                                    13,007
           Raw materials                                                                     154,077
                                                                                    ----------------

                                                                                    $      1,022,963
                                                                                    ================
3. LONG-TERM DEBT AND REVOLVING LINE-OF-CREDIT:
   -------------------------------------------

   Long-term debt consisted of the following:

                                                                                      December 31,
                                                                                          2000

                                                                                    ------------------

        8.25% note payable to a bank, monthly payments of $741, including
        interest through February 2003, collateralized by a vehicle.                $         17,509

        Note payable to a bank, interest at 1% above the bank's reference rate
        (10.50% at December 31, 2000), monthly payments of $1,627 including interest through March 2005, collateralized by trade receivables,
        inventories, property and equipment, and intangibles.                                 67,864

        Less current maturities                                                              (20,967)
                                                                                    ----------------

                                                                                    $         64,406
                                                                                    ================

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

   Future maturities of long-term debt are: 2001 - $20,967; 2002 - $23,036; 2003
   - $17,702; 2004 - $17,962 and 2005 - $5,706. The Company has a line-of-credit from its bank for borrowings of up to $1,000,000, with interest on any borrowing at 1% above the banks reference rate (10.50% at December 31, 2000), to be paid monthly. The line-of-credit is collateralized by trade receivables, inventories, property and equipment, intangibles and common stock of the Company owned by the Company's president. The Company is subject to certain restrictions which include among other things, restrictions on borrowings and dividend payments. The balance on this line as of December 31, 2000 was $344,211. The line-of-credit expires on June 15, 2001.

   During 2000, the Company had a letter-of-credit from its bank for borrowings of up to $1,000,000. There were no draws on the letter-of-credit during 2000 and the letter was cancelled subsequent to December 31, 2000.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS:
   -----------------------------------------

   The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. During April 2000, the Company expanded into an additional facility located adjacent to the existing facilities. This additional facility is also owned by the entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $17,520 and expires in March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

   The Company had an operating lease agreement with an unrelated party which required monthly payments of approximately $6,200 through December 2000. The Company had entered into a sublease agreement for this space with an unrelated party through December 2000 at an initial monthly rate of approximately $10,700. The operating lease and sublease agreements expired in December 2000.

   Rent expense for operating leases, less related sublease income, was as follows:

                                         For the Years Ended
                                             December 31,
                                     -----------------------------
                                        2000            1999
                                     ------------   --------------

   Related party lease               $    220,662     $     100,366
   Unrelated party lease                   83,094            74,662
   Less sublease rentals                 (128,338)         (122,226)
                                     ------------     -------------

                                     $    175,418     $      52,802
                                     ============     =============

   Future  lease  commitments  are:  2001 - $215,768;  2002 -  $223,320;  2003 -
   $231,136; 2004 - $239,226; 2005 - $247,599, and thereafter - $1,151,780.

                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

5. STOCK OPTION AND AWARD PLANS:
   ----------------------------

   Stock Option Plan - The Company has a Stock Option Plan (the "Plan"), expiring June 21, 2004, reserving for issuance 35,000 shares of the Company's common stock. The Plan provides for grants to either employees or non-employee directors, at the discretion of a committee of the Board of Directors, of incentive or non-statutory stock options to purchase common stock of the Company at a price not less than fair market value on the date of grant. Any options granted under the Plan must be exercised within 10 years of the date they were granted. The Company granted 27,000 stock options in February 1998 to three employees, exercisable at $2.00 a share, which vest ratably over three years based on the Company achieving certain predetermined financial targets each fiscal year end. As of February 2001, all 27,000 of these options had expired because certain predetermined financial targets were not met.

   Directors' Compensation Plan - The Company has a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of December 31, 2000, no shares have been issued under this plan.

6. TAXES ON INCOME:
   ---------------
   A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is as follows:

                                                             2000         1999

                                                          ---------   ---------

   Income taxes computed at the Federal
   statutory rate (34%)                                   $ (67,800)  $ (18,700)
   Change in valuation allowance                            (10,150)     37,000
   Other                                                        967       9,600
                                                          ---------   ---------

   Income tax benefit (expense)                           $ (76,983)  $  27,900
                                                          =========   =========

   The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax assets (liabilities) and their approximate tax effects are as follows:

                                                            2000         1999
                                                          --------    ---------

   Property and equipment - non-current                   $ (2,800)   $   3,300
   Current:
               Deferred revenue                              5,700        7,700
               Allowance for bad debts                       6,000        9,500
               Other                                        26,100       10,500
                                                          --------    ---------
                                                            35,000       31,000
   Valuation allowance                                        -             -
                                                          --------    ---------

                                                          $ 35,000    $  31,000
                                                          ========    =========


   The deferred tax asset is included as part of other current assets and the deferred tax liability is included as part of accrued expenses.