Form 10QSB
period 2001-03-31
ZEON CORP /CO/
filed 2001-05-15
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

Commission File Number 33-6859-D

                                ZEON Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                 84-0827610
--------------------------------           ----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification Number)

 1500 Cherry Street           Louisville, CO      80027
-----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                                 (303) 666-9400
-----------------------------------------------------------------
              (Registrant's telephone number including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last reported)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                [x] Yes      [ ] No

Number of shares of Common Stock Outstanding at May 15, 2001

                  Common Stock, No Par Value      344,523
                  -------------------------       -------
                        (Class)              (Number of Shares)

Transitional  Small Business Disclosure Format (check one):
[ ]Yes      [x] No

                                ZEON Corporation

                                      INDEX




                                                            Page



Part I - Financial Information



Balance Sheets March 31, 2001 and December 31, 2000         3



Statements of Operations - Three Months Ended

          March 31, 2001 and 2000                           5


Statements of Cash Flows - Three Months Ended

         March 31, 2001 and 2000                            6



Notes to Financial Statements                               7



Management's Discussion and Analysis of Financial

         Condition and Results of Operations                9

Part II - Other Information                                11



Signature Page                                             12

                         Part I - Financial Information


Item 1.  Financial Statements

                                ZEON Corporation
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                 March 31,2001  December 31,2000

         CURRENT ASSETS
         Cash                                          $ 192,887       $ 134,478
         Trade Receivables, Net of Allowance
                  for Doubtful Accounts                1,468,547         717,161
         Inventories                                     754,201       1,022,963
         Prepaid Inventory                                64,490         106,648
         Prepaid Expenses and Other                      124,835         147,373
                                                         --------        -------

         TOTAL CURRENT ASSETS                          2,604,960       2,128,623


                  Property and Equipment (net of
                  accumulated depreciation and
                           amortization)                 135,987         149,257
                  Other                                   29,136          26,649
                                                         -------         -------

                  TOTAL NON-CURRENT ASSETS               165,123         175,906


                  TOTAL ASSETS                       $ 2,770,083     $ 2,304,529
                  ------------                       -----------      ----------

                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                   (UNAUDITED)

                                                 March 31,2001  December 31,2000


CURRENT LIABILITIES
Accounts Payable                                 $ 467,926             $ 648,181
Accrued Expenses                                   127,045               188,514
Customer Deposits                                   97,051                15,450
Revolving Line-of-Credit                           875,944               344,211
Current Portion of Long-Term Debt                   20,967                20,967
                                                    ------               -------

         TOTAL CURRENT LIABILITIES               1,588,933             1,217,323

Long-Term Debt (net of current
         portion)                                   59,309                64,406
                                                   -------               -------

         TOTAL LIABILITIES                       1,648,242             1,281,729
                                                 ---------             ---------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,523 and 344,523
March 31, 2001 and December 31, 2000                34,452                34,452

Capital in Excess of Stated Value                  925,747               925,747
Retained Earnings                                  161,642                62,601
                                                   -------                ------

         TOTAL SHAREHOLDERS EQUITY               1,121,841             1,022,800
                                                 ---------             ---------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY                   $ 2,770,083           $ 2,304,529
                                               -----------           -----------

                                ZEON Corporation
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                            Three Months Ended  Three Months Ended
                               March 31, 2001       March 31, 2000
                               -------------       ---------------

Net Sales ......................   $ 2,152,035    $ 1,056,064
Cost of Sales ..................     1,608,852        710,747
                                  --------------   -----------

Gross Profit ...................       543,183        345,317

Operating Expenses:
         Selling ...............       191,443         92,756
         General                       135,564        126,239
         Research & Development         52,941         48,430
                                     ---------        -------


                                       379,948        267,425
                                       -------        -------

Income (Loss) From Operations ..       163,235         77,892


Other Income (Expenses):
         Interest Expense ......       (16,791)        (5,264)
     Interest Income ...........           503             38
         Other Income (Expenses)           -0-         10,200
                                        -------        ------
                                       (16,288)         4,974

Income Taxes ...................        47,906            -0-
                                        -------        -------
Net Income (Loss) ..............     $  99,041    $    82,866
                                     ---------    ------------


Earning per share:
  Net Income (Loss) ............     $    .287    $      .239
                                     ---------    ----------
Weighted Average Common
  Shares Outstanding ...........       344,551        347,038

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended  Three Months Ended
                                                        March 31, 2001       March 31, 2000
                                                        -------------       ---------------

Cash Flows From Operating Activities:
   Net Income ..........................................   $    99,041    $    82,866
    Adjustments to Reconcile Net Income
   to Net Cash Provided By (Used
   In) Operating Activities:
         Depreciation & Amortization ...................        13,329          8,306
         Provisions for Losses on
           Accounts Receivable .........................         4,500          3,000
       Change in Operating Assets & Liabilities:

         Decrease(Increase)in Accts Receivable (755,886)      (194,285)
         Decrease (Increase) in Inventory ..............       268,762         52,375
         Decrease (Increase)in Prepaid Assets ..........        64,696        105,683
     Increase (Decrease) in Accts Payable ..............      (180,255)       (17,974)
     Increase (Decrease)in Accrued Expenses ............        20,131        (10,657)
                                                              ---------       --------
TOTAL ADJUSTMENTS: .....................................      (564,723)       (53,552)

Net Cash Provided By (Used In) Operating
  Activity: ............................................      (465,682)        29,314

Cash Flows From Investing Activities:
   Purchase of Capital Assets ..........................        (2,545)       (13,775)
                                                             ----------       --------

Net Cash Provided by (Used In) Investing
  Activities: ..........................................        (2,545)       (13,775)

Cash Flows From Financing Activities:
   Purchase of Common Stock ............................           -0-           (285)
   Proceeds from Equipment loan ........................           -0-         76,790
   Line of Credit Advances .............................     1,047,243        180,330
   Line of Credit payments .............................      (515,510)       (98,785)
   Loan Payments .......................................        (5,097)        (1,718)
                                                              ---------       --------

Net Cash Provided By (Used In) Financing
  Activities: ..........................................       526,636        156,332

Net Increase (Decrease) In Cash: .......................        58,409        171,871

Cash At Beginning of Period: ...........................       134,478        145,521

Cash At End of Period: .................................   $   192,887    $   317,392


                               ZEON Corporation
                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of significant accounting policies:

         The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in ZEON Corporation's Annual Report and Form 10-KSB filed on March 26, 2001 for the fiscal year 2000.

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


2.       Inventories:

         Inventories consist of the following:

                                           March 31,      December 31,
                                              2001           2000
                                           ----------   -------------
         Finished Goods ................   $  589,255     $  855,879
         Work-in-process ...............       42,769         13,007
         Raw Materials                        122,177        154,077
                                              754,201    $ 1,022,963
                                            ----------   -------------

3.       Notes payable and long-term debt:

         The Company has a line-of-credit commitment from its bank for borrowings of up to $1,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At March 31, 2001 and December 31, 2000, $875,944 and $344,211 were respectively outstanding under line of credit agreements.

         A Company vehicle was purchased and financed with a $36,000 loan. Terms of the debt are five years and an 8 1/4% interest rate.

                                ZEON Corporation
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Newly acquired equipment was financed in March 2000 with a $76,790 loan. Terms of the debt are five years and an interest rate at the bank's reference rate plus 1%.

4.       Commitments and related party transactions:

         The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. The lease requires monthly payments of approximately $17,520 and expires February 2010 with an option for one five-year period. The Company is responsible for maintenance and operating costs.

Item 2.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 1.6 to 1 as of March 31, 2001, and 1.8 to 1 as of December 31, 2000. With first quarter sales increasing 103% over first quarter 2000, growth in both trade receivables and inventory have been financed by both operations and outside financing. During the first quarter 2001, the Company borrowed $1,047,243 and repaid $515,510 from its line of credit (LOC), which provided most of the cash from financing activities. The LOC is used primarily for funding advance payments to the Company's oversea supplier who is instrumental in supplying for the additional business. Capital expenditures were $2,545 for manufacturing equipment. Cash used in operating activities totaled $465,682. Liquidity from on-going operations and line of credit is considered adequate to meet the Company's immediate and short-term cash requirements.

Results of Operations:

Results of operations for the three months ending March 31, 2001 and 2000
-------------------------------------------------------------------------

                                     THREE MONTHS ENDED MARCH 31,
                                           2001           2000
                                       --------        --------

                  Sales:               $2,152,035      $ 1,056,064
                  Income (Loss):           99,041           82,866

Sales for 2001 first quarter increased 103% from 2000's first quarter. Increased sales in the beverage business started in latter 2000 and continued into the current quarter. The first quarter of 2000 had no such sales. The Company continues to market to beverage and point of purchase segments and expects sales to continue from those markets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS:


Gross profit margin, as a percentage of sales in the first quarter of 2001, was 25% as compared to 2000's first quarter's 33%. The drop in overall margin percentages is a result of product mix skewed toward the lower margined beverage sales. Non-beverage sales' gross profit margin approximated 33%.

Selling expenses increased by $98,700 over first quarter 2000. The increase came primarily from commissions ($67,000) paid to independent representative responsible for beverage sales and convention expense increase ($30,000). Selling expense remained stable from 8.8% of first quarter 2000 sales to 8.9% of first quarter 2001 sales.

General and Administrative expenses increased by $9,300 over same period last year. The additional expenses were related to building occupancy expenses. As a percentage of first quarter sales, general expenses fell from 2000's 12% to 2001's 6%.

Research and development increased by $4,500 primarily in personnel and building occupancy costs.

                    PART II-OTHER INFORMATION

Item 5.  Other information

                           None

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:        May 15, 2001                   /s/ T. Bryan Alu
             ------------                   ------------------------
                                            T. Bryan Alu
                                            President



                                            /s/  R.G. Routt
                                            ------------------------
                                            R. G. Routt
                                            Corporate Controller