Form 10QSB
period 2001-06-30
ZEON CORP /CO/
filed 2001-08-03
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                                                              [] Yes      [ ] No

Number of shares of Common Stock Outstanding at June 30, 2001

                  Common Stock, No Par Value                 344,363
                  -------------------------------  ------------------------
                            (Class)                     (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [] No

                                ZEON Corporation
                                      INDEX



                                                                      Page
                                                                      ----
Part I - Financial Information

Balance Sheet June 30, 2001 and December 31, 2000                       3

Statement of Operations - Three Months Ended
                  June 30, 2001 and 2000                                5

Statement of Operations - Six Months Ended
                  June 30, 2001 and 2000                                6

Statements of Cash Flows - Six Months Ended
              June 30, 2001 and 2000                                    7

Notes to Financial Statements                                           8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10

Part II - Other Information                                            13

Signature Page                                                         14

                         Part I - Financial Information


Item 1. Financial Statements

                         ZEON Corporation
                          BALANCE SHEETS
                            (UNAUDITED)

                                               June 30, 2001       Dec.31,2000
                                              ---------------  ----------------

  CURRENT ASSETS
  Cash                                           $ 226,008       $ 134,478
  Trade Receivables, Net of Allowance
           for Doubtful Accounts                   936,315         717,161
  Inventories                                      578,823       1,022,963
  Prepaid Inventory                                    -0-         106,648
  Prepaid Expenses and Other                       116,207         147,373
                                                  --------        --------

           TOTAL CURRENT ASSETS                  1,857,353       2,128,623


  Property and Equipment (net of
           accumulated depreciation and
           amortization)                           153,088         149,257
  Other                                             37,256          26,649
                                                   -------         -------

           TOTAL NON-CURRENT ASSETS                190,344         175,906


           TOTAL ASSETS                       $  2,047,697     $ 2,304,529
           ------------                        -----------      ----------

                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                   (UNAUDITED)
                                                June 30,2001         Dec.31,2000
                                                -----------          -----------


CURRENT LIABILITIES
Accounts Payable                                      $ 279,813        $ 648,181
Accrued Expenses                                        322,993          188,514
Customer Deposits                                        39,497           15,450
Line of Credit                                          147,845          344,211
Current Portion of Long-Term Debt                        20,967           20,967
                                                        -------          -------
         TOTAL CURRENT LIABILITIES                      811,115        1,217,323

Long-Term Debt (net of current
         portion)                                        53,911           64,406
                                                        -------          -------

         TOTAL LIABILITIES                              865,026        1,281,729
                                                      ---------        ---------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,363 and 344,523
June 30, 2001 and December 31, 2000                      34,433           34,452

Capital in Excess of Stated Value                       925,287          925,747
Retained Earnings                                       222,951           62,601
                                                        -------          -------

         TOTAL SHAREHOLDERS EQUITY                    1,182,671        1,022,800
                                                      ---------        ---------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY                        $ 2,047,697      $ 2,304,529
                                                    -----------      -----------

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended   Three Months Ended
                                      June 30, 2001         June 30, 2000
                                      -------------         -------------

Net Sales                               $ 2,158,352        $ 1,468,174
Cost of Sales                             1,529,114          1,137,126
                                          ---------          ---------

Gross Profit                                629,238            331,048

Operating Expenses:
         Selling                             38,543            145,856
         General                            324,826            169,088
         Research & Development              48,791             57,755
                                            -------            -------
                                            512,160            372,699
                                            -------            -------

Income (Loss) From Operations               117,078            (41,651)

Other Income (Expenses):
         Interest Expense                   (15,885)           (10,541)
     Interest Income                            794                905
         Other Income (Expenses)                -0-             10,081
                                            -------            -------
                                            (15,091)               445

Income Taxes                                 40,678                -0-
                                            -------            -------

Net Income (Loss)                         $  61,309           $(41,206)
                                          ---------           --------





Basic and Diluted
Earning per share:
  Net Income (Loss)                       $     .18          $  (.12)
Weighted Average Common                   ---------          ---------
  Shares Outstanding                        344,520            346,000

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             Six Months Ended  Six Months Ended
                                               June 30, 2001     June 30, 2000

Net Sales                                      $ 4,310,387        $ 2,524,238
Cost of Sales                                    3,137,966          1,847,873
                                                 ---------          ---------

Gross Profit                                     1,172,421            676,365

Operating Expenses:
         Selling                                   329,986            238,612
         General                                   460,390            295,327
         Research & Development                    101,732            106,185
                                                   -------            -------
                                                   892,108            640,124
                                                   -------            -------

Income From Operations                             280,313             36,241

Other Income (Expenses):
         Interest Expense                          (32,676)           (15,805)
     Interest Income                                 1,297                943
         Other Income (Expenses)                       -0-             20,281
                                                   -------            -------
                                                   (31,379)             5,419

Income Taxes                                        88,584                -0-
                                                   -------           --------

Net Income                                       $ 160,350          $  41,660
                                                 ---------          ---------





Basic and Diluted
Earning per share:
  Net Income                                     $     .47          $     .12
                                                 ---------          ---------
Weighted Average Common
  Shares Outstanding                               344,520            346,000

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended   Six Months Ended
                                                          June 30, 2001     June 30, 2000
                                                         ---------------   -----------------
  Cash Flows From Operating Activities:
     Net Income                                               $   160,350    $    41,660
     Adjustments to Reconcile Net Income
     to Net Cash Provided By (Used
     In) Operating Activities:
           Depreciation & Amortization                             23,108         12,630
           Provisions for Losses on
             Accounts Receivable                                    9,000          6,500
Change in Operating Assets & Liabilities:
           Decrease (Increase) in Accts Receivable(228,154)      (395,629)
           Decrease (Increase) in Inventory                       444,140       (363,167)
           Decrease (Increase) in Prepaid Assets                  137,814        101,849
       Increase (Decrease) in Accts Payable                      (368,368)       (44,100)
       Increase (Decrease) in Customer Deposits 24,047            525,075
       Increase (Decrease) in Accrued Expenses 134,479            (45,455)
                                                              -----------    -----------
  TOTAL ADJUSTMENTS:                                              176,066       (202,297)

  Net Cash Provided By (Used In) Operating
    Activities:                                                   336,416       (160,637)

  Cash Flows From Investing Activities:
    Purchase of Capital Assets                                    (37,545)       (36,418)
                                                              -----------    -----------

  Net Cash Provided by (Used In) Investing
    Activities:                                                   (37,545)       (36,418)

  Cash Flows From Financing Activities:
        Purchase of Common Stock                                     (480)          (402)
        Proceeds from Equipment Loan                                  -0-         76,790
           Loan Payments                                          (10,495)        (6,286)
       Proceeds from Line of Credit                             1,708,167      1,202,039
           Line of Credit Payments                             (1,904,533)      (603,886)
                                                              -----------    -----------

  Net Cash Provided By (Used In) Financing
    Activities:                                                  (207,341)       668,255

  Net Increase (Decrease) In Cash:                                 91,530        471,200

  Cash At Beginning of Period:                                    134,478        145,521

  Cash At End of Period:                                      $   226,008    $   616,721
                                                              -----------    -----------

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

2.       Inventories:

         Inventories consist of the following:

                                      June 30,          December 31,
                                         2001              2000
                                      -------             --------
                  Finished Goods    $ 462,514          $   855,879
                  Work-in-process      14,246               13,007
                  Raw Materials       102,063              154,077
                                      -------              -------
                                    $ 578,823          $ 1,022,963
                                     --------            ---------

3.       Notes payable and long-term debt:

         The Company has a line-of-credit/letter-of-credit commitments from its bank for borrowings of up to $2,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitments, if exercised, are collateralized by trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, restrictions on borrowings and dividend payments. At June 30, 2001 and December 31, 2000, $147,845 and $344,211
         were outstanding under the line of credit agreements, respectively.

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

4.       Commitments and related party transactions:

         The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. The lease requires monthly payments of approximately $17,520 and expires February 2010 with an option for one five-year renewal period. The Company is responsible for maintenance and operating costs.

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 2.3 to 1 as of June 30, 2001, and 1.8 to 1 as of December 31, 2000. With a sales increase of 71% over last year's first six months, trade receivables have increased by $228,154. During the first half of 2001, the Company borrowed $1,708,167 and repaid $1,904,533 from its line of credit (LOC). The LOC is used primarily for funding payments to the Company's oversea suppliers who are instrumental in supplying for the additional business. The net reduction in LOC came from funds from operations, including the collection of receivables and concurrent inventory reduction (Inventory was reduced by $444,140 or 43% since year-end in a planned effort to improve inventory management and turns.) Capital expenditures of $37,545 were incurred to enhance the Company website and production tooling. Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate cash requirements.

Results of Operations:

Results of operations for the Three months ending June 30, 2001 and 2000
------------------------------------------------------------------------

                                            THREE MONTHS ENDED JUNE 30,
                                        2001                          2000
                                      --------                       --------

                  Sales:              $ 2,158,352                $ 1,468,174
                 Income (Loss):            61,309                    (41,206)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


With the sales increase of 47% over 2000's second quarter and higher margins on certain of the increased sales, gross profit percentage increased 6.7 points to 29.2%. The 2001 second quarter additional sales primarily from beverage business and resulting higher margin more than offset the additional building costs. (The Company expanded into additional facilities in early second quarter of 2000 to accommodate the additional sales volume.) Operating expenses increased by $139,500 over last year's second quarter.

Selling Expense decreased from $145,900 to $138,500 from 2000's second quarter to 2001's second quarter. The primary contributors to this decrease were reduced customer service costs (43%) and less commissions (57%) on the additional business.

Current second quarter General and Administrative Expenses increased $156,000 over the same period last year. Salary changes and incentive accruals ($183,000) were partially offset by a reduction in consulting expense ($27,000). In 2000, consulting was incurred to address special information and coordination requirements of the additional beverage business segment.

Research and Development Expense declined from $57,800 last year's second quarter to $48,800 for second quarter 2001. Lower prototype costs and the absence of (2000) hiring costs of graphic designer accounted for the decrease.


Results of operations for the Six months ending June 30, 2001 and 2000
----------------------------------------------------------------------

                                    SIX MONTHS ENDED JUNE 30,

                                 2001                  2000
                              --------                 --------

                  Sales:       $4,310,387             $2,524,238
                  Income:         160,350                 41,660

Sales for 2001 first half rose 71% from 2000's first half. Gross profit increased slightly to 27.2% for 2001 first half. With slightly higher margins for the additional volume, the fixed costs related to expanded facilities were more than offset.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Selling  expenses  increased  by 38% percent  over first half 2000.  The $91,400
increase   resulted  from  commissions  on  additional   beverage  business  and
convention related costs.

General and Administrative expenses increased $165,000 over same period last year. The 2001 additional expenses of salary changes and incentive accruals ($188,000) were partially offset by the absence of consulting costs ($23,000) that had been incurred in 2000.

Research and development decreased by $4,000. Last year's hiring costs of a graphic designer were not incurred in 2001.

             PART II-OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security-Holders

         None.

Item 5.  Other information

         The Company will have its annual shareholders' meeting on September 7, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:        August 14, 2001                  /s/ T. Bryan Alu
             ---------------                 ------------------------
                                             T. Bryan Alu
                                             President



                                             /s/  R.G. Routt
                                             ------------------------
                                             R. G. Routt
                                             Corporate Controller