Form 10QSB
period 2001-09-30
ZEON CORP /CO/
filed 2001-11-14
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

N/A
(Former name,
former address and former fiscal year if changed since last reported)


Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           [] Yes      [ ] No

Number of shares of Common Stock Outstanding at September 30, 2001

                  Common Stock, No Par Value         344,159
                  ----------------------------------------------
                  (Class)                     (Number of Shares)

Transitional Small Business Disclosure Format (check one):
[ ]Yes      [ ] No

                                ZEON Corporation
                                      INDEX



                                                                     Page
                                                                     -----
Part I - Financial Information

Balance Sheet September 30, 2001 and December 31, 2000                3

Statement of Operations - Three Months Ended
                  September 30, 2001 and 2000                         5

Statement of Operations - Nine Months Ended
                  September 30, 2001 and 2000                         6

Statements of Cash Flows - Nine Months Ended
              September 30, 2001 and 2000                             7

Notes to Financial Statements                                         8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10
Part II - Other Information                                          13

Signature Page                                                       14

                                ZEON Corporation
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      Sept. 30,2001  Dec.31,2000
-----------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                   $ 279,582     $ 134,478
Trade Receivables, Net of Allowance
         for Doubtful Accounts                                           610,433       717,161
Inventories                                                              519,654     1,022,963
Prepaid Inventory                                                             -0-      106,648
Prepaid Expenses and Other                                                79,473       147,373
                                                                         -------       -------

         TOTAL CURRENT ASSETS                                          1,489,142     2,128,623


Property and Equipment (net of
         accumulated depreciation and
         amortization)                                                   212,987       149,257
Other                                                                     38,484        26,649
                                                                         -------       -------

         TOTAL NON-CURRENT ASSETS                                        251,471       175,906


         TOTAL ASSETS                                                $ 1,740,613   $ 2,304,529
         ------------
                                                                     -----------   ----------


                                ZEON Corporation
                           BALANCE SHEETS (Continued)
                                   (UNAUDITED)

                                               Sept.30,2001  Dec.31,2000
                                               -----------   -----------


CURRENT LIABILITIES
Accounts Payable                              $ 218,821        $ 648,181
Accrued Expenses                                249,606          188,514
Customer Deposits                                 3,801           15,450
Line of Credit                                   37,412          344,211
Current Portion of Long-Term Debt                20,967           20,967
                                                -------          -------
         TOTAL CURRENT LIABILITIES              530,607        1,217,323

Long-Term Debt (net of current
         portion)                                48,267           64,406
                                                -------          -------

         TOTAL LIABILITIES                      578,874        1,281,729
                                              ---------        ---------

Shareholders Equity:
Common stock, no par, $.10 stated
value; authorized 100,000,000;
issued 344,159 and 344,523
Sept.30, 2001 and December 31, 2000              34,412           34,452

Capital in Excess of Stated Value               924,593          925,747
Retained Earnings (Deficit)                     202,734           62,601
                                                -------           ------

         TOTAL SHAREHOLDERS EQUITY            1,161,739        1,022,800
                                               ---------       ---------

TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY                $ 1,740,613      $ 2,304,529
                                            -----------      -----------

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended       Three Months Ended
                                   September 30, 2001      September 30, 2000

Net Sales                                 $ 1,126,531        $ 1,898,631
Cost of Sales                                 861,894          1,336,644
                                            ---------          ---------

Gross Profit                                  264,637            561,987

Operating Expenses:
         Selling                              126,417            171,768
         General                              110,461            147,616
         Research & Development                49,710             64,931
                                              -------            -------


                                              286,588            384,315
                                              -------            -------

Income (Loss) From Operations                 (21,951)           177,672


Other Income (Expenses):
     Interest Expense                          (7,180)           (17,564)
     Interest Income                              522                646
     Other Income (Expenses)                      -0-             10,223
                                              -------            -------
                                               (6,658)            (6,695)

Income Taxes                                   (8,391)            75,306
                                              --------           -------

Net Income (Loss)                           $ (20,218)         $  95,671
                                            ---------           --------


Earning per share:
  Net Income (Loss)                         $    (.06)           $   .28
  Shares Outstanding                          344,449            344,969

                                ZEON Corporation
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 2001   September 30, 2000

Net Sales                                      $ 5,436,918        $ 4,422,869
Cost of Sales                                    3,999,860          3,184,517
                                                 ---------          ---------

Gross Profit                                     1,437,058          1,238,352

Operating Expenses:
         Selling                                   456,403            410,380
         General                                   570,851            442,943
         Research & Development                    151,442            171,116
                                                   -------            -------


                                                 1,178,696          1,024,439
                                                 ---------          ---------

Income (Loss) From Operations                      258,362            213,913


Other Income (Expenses):
     Interest Expense                              (39,856)           (33,369)
     Interest Income                                 1,819              1,589
     Other Income (Expenses)                           -0-             30,504
                                                   -------            -------
                                                   (38,037)            (1,276)

Income Taxes                                        80,193             75,306
                                                    ------             ------

Net Income                                       $ 140,132          $ 137,331
                                                 ---------          ---------


Earning per share:
  Net Income                                     $     .41           $    .40
                                                 ---------          ---------
Weighted Average Common
  Shares Outstanding                               344,449            344,969

                                ZEON Corporation
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                 Sept.30,2001       Sept.30,2000
                                                 ------------       ------------

Cash Flows From Operating Activities:
   Net Income (Loss)                                $ 140,132   $ 137,331
   Adjustments to Reconcile Net Income
   to Net Cash Provided By (Used
   In) Operating Activities:
     Depreciation & Amortization                       40,745      21,495
   Provisions for Losses on
          Accounts Receivable                          14,000      11,000
   Change in Operating Assets & Liabilities:
     Decrease (Increase) in Accts Receivable           92,728    (687,785)
     Decrease (Increase) in Inventory                 503,309    (374,804)
     Decrease (Increase) in Prepaid Assets            174,548      99,863
     Increase (Decrease) in Accts Payable            (429,360)    713,935
     Increase (Decrease) in Customer Deposits         (11,648)    301,239
     Increase (Decrease) in Accrued Expenses           61,092      23,398
                                                      -------     -------
TOTAL ADJUSTMENTS:                                    445,414     108,341

Net Cash Provided By (Used In) Operating
  Activity:                                           585,546     245,672

Cash Flows From Investing Activities:
   Proceeds from sale of Fixed Assets                     -0-          -0-
    Purchase of Capital Assets                      (116,310)     (51,671)
                                                     ---------   --------

Net Cash Provided by (Used In) Investing
  Activities:                                        (116,310)    (51,671)

Cash Flows From Financing Activities:
      Purchase of Common Stock                         (1,194)       (582)
      Proceeds from Equipment Loan                        -0-      76,790
      Loan Payments                                   (16,139)    (11,147)
      Proceeds from Line of Credit                  2,204,724   1,335,300
      Line of Credit Payments                      (2,511,523) (1,510,343)
                                                  ------------- -----------

Net Cash Provided By (Used In) Financing
  Activities:                                        (324,132)   (109,982)

Net Increase (Decrease) In Cash:                      145,104      84,019

Cash At Beginning of Period:                          134,478     145,521

Cash At End of Period:                              $ 279,582  $  229,540
                                                    ---------    --------

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

2.       Inventories:

         Inventories consist of the following:

                                     September 30,       December 31,
                                          2001             2000
                                       ---------       -----------
                  Finished Goods       $ 414,962       $ 855,879
                  Work-in-process         13,716          13,007
                  Raw Materials           90,976         154,077
                                         -------         -------
                                       $ 519,654     $ 1,022,963
                                       ---------       ---------

3.       Notes payable and long-term debt:

         The Company has a line-of-credit/letter-of-credit commitment from its bank for borrowings of up to $2,000,000, with interest on any borrowing at 1% above the bank's reference rate to be paid monthly. The loan commitment, if exercised, is collateralized by substantially all of the assets of the Company, including trade receivables, inventories, property and equipment and intangibles. Under the terms of the agreement, the Company is subject to certain restrictions, which include, among other things, prohibitions on other borrowings and dividend payments. At September 30, 2001 and December 31, 2000, $37,412 and $344,211 were outstanding under the line of credit agreements, respectively.

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

4.       Commitments and related party transactions:

         The Company leases its primary manufacturing and office facilities from an entity in which the Company's president and principal shareholder is a 50% partner. The lease requires monthly payments of approximately $17,520 and expires February 2010 with an option for one five-year renewal period. The Company is responsible for maintenance and operating costs.



         .

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

Financial Condition:

The liquidity of ZEON Corporation remains adequate, with a current ratio of 2.8 to 1 as of September 30, 2001, and 1.8 to 1 as of December 31, 2000. Despite sales increasing 23% over last year's first nine months, trade receivables and inventory were reduced by $106,700 and $503,300, respectively, from December 31, 2000 to September 30, 2001. During the first nine months of 2001, the Company borrowed $2,204,724 and repaid $2,511,523 from its line of credit (LOC). The LOC is used primarily for funding payments to the Company's oversea suppliers who are instrumental in supplying for the additional business. The net reduction in LOC came from funds from operations, including the collection of receivables and concurrent inventory reduction. (Inventory was reduced by $503,300 or 49% since year-end in a planned effort to improve inventory management and turnover.) Capital expenditures of $116,310 were incurred to enhance the Company website and production tooling. Liquidity from on-going operations and the Company's line of credit is considered adequate to meet the Company's immediate and near term cash requirements.

Results of Operations:

Results of operations for the Three months ending September 30, 2001 and 2000
-----------------------------------------------------------------------------

                        THREE MONTHS ENDED SEPTEMBER 30,

                                           2001                 2000
                                         --------             --------

                  Sales:              $ 1,126,531        $    1,898,631
                  Income (Loss):         (20,218)                95,671

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The third quarter 2001 sales decreased 41% over 2000's third quarter. The $770,000 decrease occurred in both franchise ($210,000) and beverage/point-of-purchase sales ($560,000). The gross margin percentage decreased by 6.1 points to 23.5%, as a result of the higher percentage of beverage product sales, which have a lower margin than non-beverage product. Operating expenses decreased by $97,700 over last year's third quarter.

Selling Expense decreased from $171,800 to $126,400 from 2000's third quarter to 2001's third quarter. All of this decrease resulted from lower sales commissions as a result of the beverage business decline.

Current third quarter General and Administrative Expenses dropped by $37,200 to $110,500 over same period last year. Incentive and consulting expenses accounted for the decrease. In 2000, consulting was incurred to address special information and coordination requirements of the additional beverage business segment.

Research and Development Expense decreased from $64,900 last year's third quarter to $49,700 for third quarter 2001. Lower prototype costs and the absence of (2000) graphic designer hiring costs accounted for the decreases.


Results of operations for the Nine months ending September 30, 2001 and 2000

                                NINE MONTHS ENDED SEPTEMBER 30,
                                        2001                  2000
                                       --------            --------

                  Sales:               $5,436,918        $4,422,869
                  Income:                 140,132           137,331

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Sales for 2001 first nine months rose 23% from 2000's first nine months. Beverage business accounted for the increase, although it was partially offset by a 10% decline($188,000) in the non-beverage (franchise) business.

Gross profit margin, as a percentage of sales in the first nine months of 2001, was 26.4% or down 1.6 points from 2000's first nine months. This point drop was due to product mix favoring lowered margined beverage business and decreased non-beverage business.

Selling expenses increased by 11% percent over first nine months of 2000. The $46,000 increase resulted from commissions on additional beverage business and customer service costs.

General and Administrative expenses increased by $127,900 over same period last year. The 2001 additional expenses of salary changes and incentive accruals ($180,000) were partially offset by the absence of consulting costs ($59,000) that had been incurred in 2000.

Research and development decreased by $19,700 with lower prototype costs and the absence of the 2000 hiring of a graphic designer.

                    PART II-OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security-Holders

         The Company had its annual shareholders' meeting on September 7, 2001. The following sets forth the matters acted upon at such meeting and the voting results with respect to each matter:

                                                             For       Withheld
1.)      Election of Directors
                                    T. Bryan Alu              275,364    5,546
                                    Alan M. Bloom             275,364    5,546
                                    Jay R. Beyer              275,364    5,546

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Part A.  None

         Part B. No reports on Form 8-K have been filed for the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:       November 14, 2001                  /s/ T. Bryan Alu
            ----------------                ------------------------
                                                  T. Bryan Alu
                                                  President



                                             /s/  R.G. Routt
                                            ------------------------
                                                R. G. Routt
                                                Corporate Controller