Form 10KSB
period 2001-12-31
ZEON CORP /CO/
filed 2002-03-28
CIK 796513

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31,
2001 Commission file Number 33-6859-D

                                ZEON Corporation
             (Exact name of registrant as specified in its charter)

         Colorado                                     84-0827610
-----------------------------                   ------------------
(State or otherjurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)


 1500 Cherry Street, Louisville, Colorado                         80027
---------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (303) 666-9400
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:   None.
                                                              -----
Securities registered pursuant to Section 12(g) of the Act:   None.
                                                              -----
Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.[x]

The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $6,669,700.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the average of bid and ask price on March 15, 2002) was approximately $688,210.

As of March 15, 2002, the number of shares outstanding of the registrant's common stock, no par value, $.10 stated value was 344,105.

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

As of December 31, 2001, the Company had 27 full-time employees.

The following sets forth sales revenue from unaffiliated customers:

                                               Sales

                           2001             $6,669,700
                           2000             $6,149,600
                           1999             $3,014,900

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

Developments. In 2001, the Company continued development on a unique neon power supply design, for which a patent was granted in 2000. The commercial introduction of the power supply is expected to be in early to mid 2002. The Company spent $225,000 and $236,600 for 2001 and 2000, respectively, for research and design development for this product.

Product Warranty. The components of the Company's products are warranted by the Company as to material and workmanship for a period of up to two years. This warranty is similar in duration to the warranty provided by the Company's competitors. To date, the Company has had no material costs associated with warranty claims.

Item 2. Properties.

The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. During April 2000, the Company expanded into an additional facility located adjacent to the existing facilities. This additional facility is also owned by the entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $18,130 and expires March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

Item 3. Legal Proceedings.

There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders during the last quarter of the Company's fiscal year ended December 31, 2001.

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


                                                 High        Low
                                                 -----      ------
Fourth quarter ended December 31, 2001          $ 2.00         $2.00
Third quarter ended September 30, 2001            2.30          2.30
Second quarter ended June 30, 2001                5.75          4.50
First quarter ended March 31, 2001                1.00         0.375

Fourth quarter ended December 31, 2000            2.25          0.78
Third quarter ended September 30, 2000           2.375         2.375
Second quarter ended June 30, 2000                  NQ            NQ
First quarter ended March 31, 2000                  NQ            NQ

                                                 NQ= no quote available

On March 15, 2002, the closing bid and ask prices of common stock of the Company were $2.00 and $2.00, respectively.

At March 15, 2002, there are approximately 717 recordholders of the Company's common stock.

On March 15, 2002, the Board of Directors of the Company approved of a reverse stock split transaction, whereby each 500 shares of Common Stock outstanding prior to the split will be converted into one full share of Common Stock after the split. Any fractional shares resulting from the split will be purchase for cash based on a price of $2,000 for a full share (which is equivalent to $4.00 per share prior to the split). The purpose of the split is to take the Company private by reducing the number of shareholders from approximately 717 to 49. Concurrent with filing this Form 10-KSB, the Company is filing Schedule 13e-3 for the reverse split/going private transaction, which describes the reverse split and its effect in detail. A shareholders meeting to approve the reverse split has been scheduled for April 30, 2002. If approved at the shareholders meeting, the reverse split will be effective on May 3, 2002. For further information on this proposed reverse split/going private transaction, please see the Schedule 13e-3.

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

Financial Condition

The liquidity of ZEON Corporation continues to remain adequate to meet the Company's obligations with a current ratio of 2.0 to 1.0 at December 31, 2001, compared to a 1.8 to 1 at December 31, 2000. The 2001 current ratio increased due to a decrease in amounts outstanding under its line of credit and trade payables as of December 31, 2001.

During 2001 and 2000, the Company's line of credit and long-term debt financing provided sufficient cash to cover operational and capital expenditures. During 2001, the Company borrowed and repaid $2,788,895 and $2,832,008, respectively, on its line of credit and long-term debt. Cash provided in operating activities totaled $258,720 in 2001. Cash used in investing activities totaled $166,530 in 2001 and was primarily for the website development, which will add an additional marketing avenue to Company customers.

During 2000, the Company borrowed and repaid $2,439,605 and $2,255,429, respectively, on its line of credit and long-term debt, which provided most of the cash flow from financing activities, netting $183,594. During 2000, cash used in operating activities totaled $140,295, which was primarily caused by increases in receivables and inventory to accommodate increased sales activity. Cash used in investing activity totaling $54,342 was for the purchase of factory equipment in 2000.

In 2000, the Company experienced significant funding requirements as new business expansion, related inventory demands and additional facilities occupancy costs were met. In 2001, the Company made significant improvements in inventory and receivable management, thus experiencing a positive cash contribution from operations ($258,720). The proposed reverse split/going private transaction will cost the Company approximately $205,000 (for the purchase of fractional shares resulting from the split), to be funded from the Company's line of credit. Other capital expenditures for 2002 are anticipated to be approximately $70,000 for production equipment and tooling. Cash generated by operating activities, cash and cash equivalents and the Company's $2,000,000 bank line of credit commitment will be sufficient for its near term capital and operating needs.

Results of Operations:

Results of Operations 2001 Compared to 2000

                                                2001            2000
                                                ----            ----
Sales                                     $6,669,700       $6,149,600
Gross Profit Margin                               26%              28%
Net Income                                 $ 140,625        $ 122,400

The 2001 sales rose 8% over 2000 with additional beverage sales (19% growth) offset by non-beverage sales drop (9% decline). The gross profit decline of 2% was primarily product mix favoring the more higher volume, lower margined beverage business. With economic slowdown, the Company is cautiously monitoring fixed costs to address incoming order levels.

Operating Expenses decreased from 2000's $1,549,700 to 2001's $1,486,100, or 4%. General and Administrative expenses decreased by $40,700 from 2001's $673,400 to 2000's $714,100. The decreased expenses were lower building occupancy costs and non-recurrence of 2000's outside consulting

Selling Expenses decreased by $12,000 with increased convention expenses offset by lower commissions and contract labor.

Research and Development Expense decreased by $12,100 over prior year levels. Lower space costs and absence of 2000 contracted labor contributed to the decrease.

Other income/(expense) increased from 2000's $2,944 expense to 2001's $39,699 expense. Net interest expenses were $39,400 and $43,600 for years 2001 and 2000, respectively. However, in 2000, interest incurred from line of credit advances was offset by the sublease income.

Income tax expense increased from 2000's $77,000 to 2001's $93,700.Along with the income taxes on current income, income tax expense was impacted by accelerated tax treatment of website development costs resulting in a deferred tax expense.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition.

The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001,  the FASB also  approved for issuance  SFAS 143 "Asset  Retirement
Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

ITEM 7. Financial Statements.

See the Financial Statements of ZEON Corporation included herein and referenced on the Index to Financial Statements set forth in Item 13 of this Form 10-KSB.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.


Name                        Age     Position (Director Since)
----                        ---     -------------------------

T. Bryan Alu                51      President, CEO and Chairman of the Board (1980)

Alan M. Bloom               51      Executive VP, VP of Marketing, Secretary/Treasurer and Director (1980)

Ruel G. Routt               52      Corporate Controller

Jay R. Beyer                40      Director (1996)


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

                        Summary Compensation Table

Name and Principal Position       Year      Salary    Bonus

T. Bryan Alu,                     2001    $109,100   $134,350
  President, C.E.O.               2000     111,900    104,000
                                  1999     112,800       -0-

Alan M. Bloom,                    2001    $103,200   $ 35,000
  Secretary-treasurer, VP Sales   2000     114,800     28,800
  & Marketing                     1999      93,700        -0-

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

Effective July 1991 the Company adopted a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued are valued based upon the market value of the stock as determined by the Company. As of December 31, 2001, no shares have been issued under this plan.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information as of March 15, 2002 with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5 percent of its outstanding common stock, by each director and executive officer and by the directors and executive officers of the Company as a group. Unless otherwise indicated, all shareholders have sole voting and investment power with respect to the shares beneficially owned.

                             No. Of Shares
                            Beneficially         Percentage
Name and Address               Owned              Of Class
----------------           -------------         ----------

T. Bryan Alu                175,894 (1)             51.1%
727 8th Street
Boulder, CO  80302

Alan M. Bloom                22,033 (2)              6.4%
6028 Flagstaff Road
Boulder, CO  80302

All Directors and           197,927                 57.5%
Executive Officers
as a Group

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

Item 12. Certain Relationships and Related Transactions.

The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. During April 2000, the Company expanded into an additional facility located adjacent to the existing facilities. This additional facility is also owned by the entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $18,130 and expires March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

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

(99) Stock Option Plan (Incorporated by reference to Exhibit B to December 31, 1994 form 10-KSB).

(b) Reports on form 8-K.

    There were no reports on Form 8-K filed for the quarter ended December 31, 2001.

(c) Financial data schedule 27.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  ZEON CORPORATION

BY:  /s/ T. Bryan Alu
    ---------------------------------
    T. Bryan Alu
    Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 29, 2002
     ---------------------------------



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY:   /s/ T. Bryan Alu
     ---------------------------------
     T. Bryan Alu
     Chairman of the Board, Director, Chief Executive Officer and President

DATE:    March 29, 2002
     ---------------------------------




BY:    /s/ Alan M. Bloom
     ---------------------------------
     Alan M. Bloom
     Treasurer and Director

DATE:    March 29, 2002
     ---------------------------------




BY:    /s/ Ruel G. Routt
     ---------------------------------
     Ruel G. Routt
     Corporate Controller

DATE:    March 29, 2002
     --------------------------------

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

Independent Auditor's Report................................................F-2

Balance Sheet - December 31, 2001...........................................F-3

Statements of Income - For the Years Ended December 31, 2001 and 2000.......F-4

Statements of Shareholders' Equity - For the Years Ended
December 31, 2001 and 2000..................................................F-5

Statements of Cash Flows - For the Years Ended December 31, 2001 and 2000...F-6

Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITOR'S REPORT




To the Shareholders and Board of Directors
ZEON Corporation
Louisville, Colorado

We have audited the accompanying balance sheet of ZEON Corporation as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZEON Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



HEIN + ASSOCIATES LLP

Denver, Colorado
February 21, 2002

                                ZEON CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                    $       150,262
    Trade receivables, less allowance of $27,359 for possible losses                                     864,882
    Inventories                                                                                          634,284
    Prepaid inventory                                                                                     61,486
    Prepaid expenses and other                                                                           183,452
                                                                                                 ---------------
         Total current assets                                                                          1,894,366

PROPERTY AND EQUIPMENT:
    Machinery and equipment                                                                              262,539
    Leasehold improvements                                                                                27,042
    Vehicles                                                                                              41,169
    Furniture and fixtures                                                                                83,775
                                                                                                 ---------------
                                                                                                         414,525
    Less accumulated depreciation and amortization                                                      (273,840)
                                                                                                 ---------------

         Net property and equipment                                                                      140,685

WEBSITE DEVELOPMENT COSTS                                                                                116,000
OTHER ASSETS                                                                                              41,115
                                                                                                 ---------------
TOTAL ASSETS                                                                                     $     2,192,166
                                                                                                 ===============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                             $       368,485
    Accrued expenses                                                                                     139,442
    Customer deposits                                                                                     98,896
    Revolving line-of-credit                                                                             301,098
    Current maturities of long-term debt                                                                  14,682
                                                                                                 ---------------
         Total current liabilities                                                                       922,603

LONG-TERM DEBT, less current maturities                                                                   38,781
DEFERRED TAX LIABILITY, long-term                                                                         68,740
                                                                                                 ---------------
TOTAL LIABILITIES                                                                                      1,030,124
COMMITMENTS (Note 4)
SHAREHOLDERS' EQUITY:
    Common stock, no par value; ($.10 stated value) 100,000,000
         shares authorized; 344,105 outstanding                                                           34,410
    Additional paid-in capital                                                                           924,406
    Retained earnings                                                                                    203,226
                                                                                                 ---------------
         Total shareholders' equity                                                                    1,162,042
                                                                                                 ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $     2,192,166
                                                                                                 ===============

              See accompanying notes to these financial statements

                                ZEON CORPORATION

                              STATEMENTS OF INCOME



                                                                                           FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                        2001               2000
                                                                                   ----------------  ------------------

NET SALES                                                                          $    6,669,668    $     6,149,646

    Cost of sales                                                                       4,909,519          4,397,614
                                                                                   --------------    ---------------

GROSS PROFIT ON SALES                                                                   1,760,149          1,752,032

OPERATING EXPENSES:
    General and administrative                                                            673,449            714,123
    Selling                                                                               587,656            599,007
    Research and development                                                              224,984            236,599
                                                                                   --------------    ---------------
         Total operating expenses                                                       1,486,089          1,549,729
                                                                                   --------------    ---------------

INCOME FROM OPERATIONS                                                                    274,060            202,303

OTHER INCOME (EXPENSE):
    Interest, net                                                                         (39,392)           (43,587)
    Other (expense) income, net                                                              (307)            40,643
                                                                                   --------------    ---------------
         Total other income (expense)                                                     (39,699)            (2,944)
                                                                                   --------------    ---------------

INCOME BEFORE INCOME TAXES                                                                234,361            199,359

INCOME TAX BENEFIT (EXPENSE)
    Current                                                                               (59,156)           (80,983)
    Deferred                                                                              (34,580)             4,000
                                                                                   --------------    ---------------
         Total income tax benefit (expense)                                               (93,736)           (76,983)
                                                                                   --------------    ---------------

NET INCOME                                                                         $      140,625    $       122,376
                                                                                   ==============    ===============

NET INCOME PER SHARE OF COMMON STOCK:
    (Basic and diluted)                                                            $          .41    $           .36
                                                                                   ==============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    (Basic and Diluted)                                                                   344,350            344,592
                                                                                   ==============    ===============



              See accompanying notes to these financial statements

                                ZEON CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                   COMMON STOCK                           RETAINED
                                                           ------------------------------    ADDITIONAL   EARNINGS       TOTAL
                                                                                              PAID-IN    (ACCUMULATED SHAREHOLDERS'
                                                              SHARES          AMOUNT          CAPITAL      DEFICIT)     EQUITY
                                                           --------------  --------------   ------------- -------------- -----------



BALANCES, January 1, 2000                                344,717    $     34,471     $     926,310    $    (59,775)   $    901,006

        Acquisition and retirement of common stock          (194)            (19)             (563)              -            (582)
        Net income                                             -               -                 -         122,376         122,376
                                                    ------------    ------------     -------------    ------------    ------------

BALANCES, December 31, 2000                              344,523          34,452           925,747          62,601       1,022,800

        Acquisition and retirement of common stock          (418)            (42)           (1,341)              -          (1,383)
        Net income                                             -               -                 -         140,625         140,625
                                                    ------------    ------------     -------------    ------------    ------------

BALANCES, December 31, 2001                              344,105    $     34,410     $     924,406    $    203,226    $  1,162,042
                                                    ============    ============     =============    ============    ============



       See accompanying notes to these financial statements

                                ZEON CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                             FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                      ----------------------------------
                                                                                           2001               2000
                                                                                      ----------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $     140,625      $    122,376
    Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
             Depreciation and amortization                                                   44,637            61,279
             Provisions for losses on trade receivables                                      20,000            15,500
             Provision for deferred income taxes                                             34,580            (4,000)
             Changes in operating assets and liabilities:
                 Trade receivables                                                         (167,721)         (265,341)
                 Inventories                                                                388,679          (593,115)
                 Prepaid expenses and other                                                  40,243           (78,055)
                 Accounts payable                                                          (279,696)          487,474
                 Accrued expenses                                                           (46,073)          118,831
                 Customer deposits                                                           83,446            (5,244)
                                                                                      -------------      ------------
         Net cash provided by (used in) operating activities                                258,720          (140,295)
                                                                                      -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITY:
    Purchase of property and equipment                                                     (166,530)          (54,342)
                                                                                      -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit (LOC)                                                    2,788,895         2,362,815
    Payments on LOC                                                                      (2,832,008)       (2,239,415)
    Proceeds from long-term debt                                                                  -            76,790
    Principal payments on long-term debt                                                    (31,910)          (16,014)
    Acquisition and retirement of common stock                                               (1,383)             (582)
                                                                                      -------------      ------------
         Net cash provided by (used in) financing activities                                (76,406)          183,594
                                                                                      -------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    15,784           (11,043)

CASH AND CASH EQUIVALENTS, beginning of year                                                134,478           145,521
                                                                                      -------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                                $     150,262      $    134,478
                                                                                      =============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                            $      42,495      $     51,545
                                                                                      =============      ============
    Cash paid for income taxes                                                        $     157,077      $      8,700
                                                                                      =============      ============


                                ZEON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

Organization - ZEON  Corporation  (the  "Company") is engaged in the business of
developing,   manufacturing  and  marketing  neon  signs  to  customers  located throughout the United States and Europe.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments and Credit Risk Concentration - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, temporary cash investments and trade receivables. The Company invests temporary cash in demand deposits and interest bearing money market accounts with financial institutions. Such deposit accounts, at times, may exceed Federal insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas. As of December 31, 2001, three customers made up 78% of accounts receivable. Revenue concentrations for the years ended December 31, 2001 and 2000 was as follows:

                   Customer               2001            2000
                ----------------      --------------  -------------

                        A                    27%             30%
                        B                    11%              5%
                        C                     7%             15%


In 1999, the Company began purchasing parts from an overseas supplier. These parts were used to fill orders obtained from new customers. Of the total revenue for the years ended December 31, 2001 and 2000, approximately 64% and 57%, respectively, were from customers for which overseas parts were supplied. Any disruption in the Company's relationship with the supplier could have an adverse impact on the Company's future operating results. Management believes an alternative supplier of the Company's products could be procured, but there could be significant delays in procuring products to fulfill sales commitments.

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

Website Development Cost - The Company is currently developing its Website and related costs have been capitalized. During fiscal 2001, the Company capitalized $116,000 of website costs paid to a third party. Capitalized development costs have not begun amortization, as the website has not been put into use as of December 31, 2001. The Company intends to amortize these costs over 5 years.

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

Income Per Share - The Company applies SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income per share. Basic income per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of an entity. At
December 31, 2001, there were no outstanding options or other dilutive securities. At December 2000, no options were included in diluted income per share because the exercise contingency had not been met. See Note 5 for further discussion.

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

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

In June 2001,  the FASB also  approved for issuance  SFAS 143 "Asset  Retirement
Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.


2.       INVENTORIES:
         -----------

        Inventories are summarized as follows:

                                                                                      December 31,
                                                                                          2001
                                                                                    -----------------

           Finished goods                                                           $        533,159
           Work-in-process                                                                     2,931
           Raw materials                                                                      98,194
                                                                                    ----------------

                                                                                    $        634,284
                                                                                    ================


3.       LONG-TERM DEBT AND REVOLVING LINE-OF-CREDIT:
         -------------------------------------------

        Long-term debt consisted of the following:

                                                                                      December 31,
                                                                                          2001
                                                                                    ------------------

           Note payable to a bank, interest at 1% above the bank's reference rate (5.75% at December 31, 2001), monthly principal and interest payments through March 2005, collateralized by trade receivables,
           inventories, property and equipment, and intangibles.                    $         53,463

           Less current maturities                                                           (14,682)
                                                                                    ----------------

                                                                                    $         38,781
                                                                                    ================

Future maturities of long-term debt are: 2002 - $14,682; 2003 - $16,242; 2004 - $17,961; and 2005 - $4,578.

The Company has a line-of-credit from its bank for borrowings of up to $2,000,000, with interest on any borrowing at 1% above the bank's reference rate (5.75% at December 31, 2001), to be paid monthly. The line-of-credit is collateralized by trade receivables, inventories, property and equipment, intangibles and common stock of the Company owned by the Company's president. The Company is subject to certain restrictions which include among other things, restrictions on borrowings and dividend payments. The balance drawn on this line as of December 31, 2001 was $301,098 plus $67,828 committed to an issued outstanding letter-of-credit. The line-of-credit expires on May 15, 2002.

4.       COMMITMENTS AND RELATED PARTY TRANSACTIONS:
         ------------------------------------------

The Company leases its primary manufacturing and office facilities from an entity in which the Company's president is a 50% partner. The lease agreement covering all of the above facilities requires monthly payments of approximately $18,134 and expires in March 2010 with a five-year option period. The Company is responsible for maintenance and operating costs.

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

        Rent expense for operating leases, less related sublease income, was as follows:

                                                                                For the Years Ended
                                                                                    December 31,
                                                                          ---------------------------------
                                                                              2001              2000
                                                                          --------------   ----------------

           Related party lease                                            $    210,250     $     220,662
           Unrelated party lease                                                     -            83,094
           Less sublease rentals                                                     -          (128,338)
                                                                          ------------     -------------

                                                                          $    210,250     $     175,418
                                                                          ============     =============


Future lease commitments are: 2002 - $217,608; 2003 - $225,224; 2004 - $233,107;
2005 - $241,266, 2006 - $249,710, and thereafter - $874,441.

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

Directors' Compensation Plan - The Company has a directors' compensation plan whereby directors can be compensated with restricted common stock of the Company in exchange for services provided. Shares issued will be valued based upon the market value of the stock as determined by the Company. As of December 31, 2001, no shares have been issued under this plan.

6.       TAXES ON INCOME:
         ---------------

        A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is as follows:

                                                                                    2001              2000
                                                                               ----------------  --------------

           Income taxes computed at the Federal statutory rate (34%)           $     (79,682)    $    (67,800)
           State income tax                                                           (8,403)
           Change in valuation allowance                                                   -          (10,150)
           Other                                                                      (5,651)             967
                                                                               -------------     ------------

           Income tax benefit (expense)                                        $     (93,736)    $    (76,983)
                                                                               =============     ============

The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax assets (liabilities) and their approximate tax effects are as follows:

                                                                                    2001              2000
                                                                               ----------------  ----------------

           Non-Current:
                   Property and equipment                                      $     (26,100)    $     (2,800)
                   Website development                                               (42,600)               -

           Current:
                   Deferred revenue                                                   36,700            5,700
                   Allowance for bad debts                                            10,200            6,000
                   Other                                                              22,200           26,100
                                                                               -------------     ------------
                                                                                         400           35,000
           Valuation allowance                                                             -                -
                                                                               -------------     ------------
                                                                               $         400     $     35,000
                                                                               =============     ============


The net current deferred tax asset is included as part of other prepaid and current assets.